Form 10-Q
period 2022-03-31
Blue World Acquisition Corp
filed 2022-05-13
CIK 1878074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-41256

BLUE WORLD ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

244 Fifth Avenue, Suite B-88

New York, NY 10001

(Address of principal executive offices)

(646) 998-9582

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
nits, consisting of one Class A Ordinary Share, $0.0001 par value, one-half of one redeemable Warrant, each whole warrant to acquire one Class A Ordinary Share, and one Right to acquire one-tenth of one Class A Ordinary Share	BWAQU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	BWAQ	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	BWAQW	The Nasdaq Stock Market LLC
Rights, each to receive one-tenth (1/10) of one ordinary share	BWAQR	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-tenth of one Class A Ordinary Share

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of the date hereof, there were 11,964,480 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

BLUE WORLD ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

March 31, 2022
Assets
Current assets:
Cash	$322,646
Prepaid expenses	48,821
Total Current Assets	371,467

Investment held in Trust Account	92,928,928
Cash held in Escrow Account	500,000
Total Assets	$93,800,395

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$45,000
Due to related party	10,000
Total Current Liabilities	55,000
Deferred underwriting discounts and commissions	3,220,000
Total Liabilities	3,275,000

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 9,200,000 shares at redemption value	92,928,928

Shareholders’ Deficit:
Class A ordinary shares, $0.0001 par value, 480,000,000 shares authorized, 464,480 shares issued and outstanding (excluding 9,200,0000 shares subject to possible redemption)	46
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,300,000 shares issued and outstanding	230
Additional paid-in capital	-
Accumulated deficit	(2,403,809)
Total Shareholders’ Deficit	(2,403,533)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$93,800,395

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Period from July 19, 2021 (inception) through March 31, 2022
Formation and operating costs	$122,114	$141,947
Share-based compensation expense	150,379	150,379
Loss from operations	(272,493)	(292,326)

Other income:
Interest earned on investment held in Trust Account	8,928	8,928
Interest income	4	4
Total other income	8,932	8,932

Net loss	(263,561)	$(283,394)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	5,826,667	2,056,471
Basic and diluted net loss per redeemable Class A ordinary shares	$(0.03)	$(0.07)
Basic and diluted weighted average non-redeemable Class A and Class B ordinary shares outstanding	2,484,171	2,170,884
Basic and diluted net loss per non-redeemable Class A and Class B ordinary share	$(0.03)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of July 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder	-	-	2,300,000	230	24,770	-	25,000
Net loss	-	-	-	-	-	(7,506)	(7,506)
Balance as of September 30, 2021	-	-	2,300,000	230	24,770	(7,506)	17,494
Net loss	-	-	-	-	-	(12,327)	(12,327)
Balance as of December 31, 2021	-	-	2,300,000	230	24,770	(19,833)	5,167
Fair value of public rights and warrants, net of allocated offering costs	-	-	-	-	8,255,323	-	8,255,323
Sale of private placement units	424,480	42	-	-	4,244,758	-	4,244,800
Issuance of representative shares	40,000	4	-	-	308,254	-	308,258
Share-based compensation expense	-	-	-	-	150,379	-	150,379
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(12,983,484)	(2,120,415)	(15,103,899)
Net loss	-	-	-	-	-	(263,561)	(263,561)
Balance as of March 31, 2022	464,480	$46	2,300,000	$230	$-	$(2,403,809)	$(2,403,533)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period from July 19, 2021 (inception) through March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(283,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	150,379
Interest earned on investment held in Trust Account	(8,928)
Changes in operating assets and liabilities:
Prepaid expenses	(48,821)
Accounts payable and accrued expenses	45,000
Due to related party	10,000
Net Cash Used in Operating Activities	(135,764)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(92,920,000)
Net Cash Used in Investing Activities	(92,920,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offerings, net of underwriters’ discount	90,160,000
Proceeds from sale of private placement units	4,244,800
Proceeds from issuance of promissory note to related party	287,547
Repayment of promissory note to related party	(287,547)
Payment of offering costs	(526,390)
Deposits made to Escrow Account	(500,000)
Net Cash Provided by Financing Activities	93,378,410

Net Change in Cash	322,646
Cash, beginning of period	-
Cash, end of period	$322,646

Supplemental Disclosure of Cash Flow Information:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred underwriter’s discount	$3,220,000
Issuance of representative shares	$308,258
Remeasurement of Class A ordinary shares subject to possible redemption	$15,103,899

The accompanying notes are an integral part of these financial statements.

BLUE WORLD ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, BUSINESS BACKGROUND, AND GOING CONCERN

Blue World Acquisition Corporation (the “Company”) is a newly organized blank check exempted company incorporated on July 19, 2021, under the laws of the Cayman Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and is subject to all risks associated with emerging growth companies (See Note 2). The Company’s efforts to identify a prospective target business will primarily in the marine leisure, cruise, marine infrastructure and engineering, general hospitality, travel and tourism, marine services, logistics and supply chain, offshore energy solutions and related industry segments. The Company is not limited to a particular region for purposes of consummating an initial Business Combination, however, the Company may focus on targets that, regardless of geographic location of operations or corporate offices, have viable synergies with the Asia Pacific and the U.S. markets for the above industry segments, either physically or virtually. The Company will not undertake its initial Business Combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

As of March 31, 2022, the Company had not commenced any operations. For the period from July 19, 2021 (inception) through March 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to its initial public offering (the “Initial Public Offering”) as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering became effective on January 31, 2022. On February 2, 2022, the Company consummated the Initial Public Offering of 9,200,000 units (including 1,200,000 units issued upon the full exercise of the over-allotment option, the “Public Units”). Each Public Unit consists of one Class A ordinary share, $0.0001 par value per share (the “Class A Ordinary Shares”), one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, and one right (the “Public Rights”), each one Public Right entitling the holder thereof to exchange for one-tenth of one Class A Ordinary Share upon the completion of the Company’s initial Business Combination. The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $92,000,000 on February 2, 2022.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 424,480 units (the “Private Units”) including 378,480 Private Units to the Company’s sponsor, Blue World Holdings Limited (the “Sponsor”), and 46,000 Private Units to Maxim Group LLC (or its designees), the representative of the several underwriters (the “Representative”), respectively. Each Private Unit consists of one Class A Ordinary Share, one-half of one redeemable warrant (the “Private Warrants”), each whole Private Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, and one right (the “Private Rights”), each one Private Right entitling the holder thereof to exchange for one-tenth of one Class A Ordinary Share upon the completion of the Company’s initial Business Combination. The Private Units were sold at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $4,244,800. The Private Units are identical to the Public Units sold in the Initial Public Offering, except that the holders of the Private Units have agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until the completion of the Company’s initial Business Combination.

The Company also issued 40,000 shares of Class A Ordinary Shares (the “Representative Shares”) to Maxim Group LLC as part of representative compensation. The Representative Shares are identical to the Class A Ordinary Shares sold as part of the Public Units, except that Maxim Group LLC has agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. In addition, Maxim Group LLC has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial Business Combination by February 2, 2023 (or up to November 2, 2023 if the Company extends the period of time to consummate a Business Combination). The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to FINRA Rule 5110 (e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

BLUE WORLD ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transaction costs amounted to $5,919,648, consisting of $1,840,000 of underwriting discounts and commissions, $3,220,000 of deferred underwriting commissions, $551,390 of other offering costs and $308,258 fair value of the 40,000 Representative Shares considered as part of the transaction costs.

Following the closing of the Initial Public Offering and the issuance and the sale of Private Units on February 2, 2022, $92,920,000 ($10.10 per Public Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of Private Units was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, LLC as a trustee and invested the proceeds in U.S. government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States government treasuries, so that we are not deemed to be an investment company under the Investment Company Act. The proceeds held in the Trust Account will not be released until the earlier of: (1) the completion of the Company’s initial Business Combination within the required time period and (2) its redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. Therefore, unless and until the Company’s initial Business Combination is consummated, the proceeds held in the Trust Account will not be available for the Company’s use for any expenses related to the Initial Public Offering or expenses which the Company may incur related to the investigation and selection of a target business and the negotiation of an agreement in connection with its initial Business Combination.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of an initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of its initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to certain limitations. The amount in the Trust Account is initially anticipated to be $10.10 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The ordinary shares subject to redemption is being recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s founder and Maxim Group LLC (the “initial shareholders”) have agreed (a) to vote their founder shares, the Class A Ordinary Shares included in the Private Units (the “Private Shares”), the Representative Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would stop the public shareholders from redeeming or selling their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares into the right to receive cash from the Trust Account in connection with any such vote; (c) not to redeem any founder shares, Private Share, and Representative Shares (as well as any ordinary shares purchased during or after the Initial Public Offering) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or sell any shares in a tender offer in connection with a Business Combination) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares, Private Shares, and Representative Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

BLUE WORLD ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will have until February 2, 2023 to complete an initial Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by February 2, 2023, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of up to November 2, 2023 to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees must deposit into the Trust Account $920,000 ($0.10 per share in either case), on or prior to the applicable deadline.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of less up to $50,000 of interest to pay dissolution expenses and taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Cayman Island law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have its independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Consideration

As of March 31, 2022, the Company had cash of $322,646 and a working capital of $316,467. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

BLUE WORLD ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 31, 2022, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 4, 2022. The interim results for the three months ended March 31, 2022 and for the period from July 19, 2021 (inception) through March 31, 2022 are not necessarily indicative of the results to be expected for the year ending June 30, 2022 or for any future periods.

●	Emerging growth company status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, Actual results may differ from these estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $322,646 in cash as of March 31, 2022. The Company did not have any cash equivalents as of March 31, 2022.

BLUE WORLD ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Investment held in Trust Account

As of March 31, 2022, the assets held in the Trust Account include $92,928,928 of investments held in money market funds, which are invested in U.S. Treasury securities and characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

●	Cash held in Escrow Account

The Company has entered into a certain escrow agreement with Continental Stock Transfer & Trust Company who acts as the escrow agent pursuant to which the Company will deposit the aggregated amount of $1,000,000 ($500,000 payable upon the closing of Initial Public Offering and $500,000 payable one business day prior to the entry of a definitive agreement in connection with an initial Business Combination) into the escrow account until the earlier of (i) one year of the closing of an initial Business Combination; (ii) one year of the Company’s liquidation or windup in accordance with the Company’s Amended and Restated Memorandum and Articles of Association; and (iii) such date as may be approved by the Company’s shareholders in accordance with the amended and restated memorandum and articles of association (such arrangement is referred as “indemnity escrow”). The escrow fund will be released by the escrow agent under joint instruction by the Company and its claim manager Andros Risk Services LLC, who would act pursuant to the claim coverage guidelines provided thereof, which, among others, include indemnification for (i) loss from any claims first made against the Company’s directors, officers and risk manager for a Wrongful Act (as defined in escrow agreement) during the period from the effectiveness of the Company’s registration statement on January 31, 2022 until the earlier of (A) the closing of an initial Business Combination and (B) the Company’s liquidation or windup (the “Coverage Period”), loss or inquiry costs from any investigations of or Inquiry (as defined in escrow agreement) received by the Company’s directors, officers and risk manager during the Coverage Period; (ii) loss of the Company, the Sponsor, or the Company’s successor to indemnify its directors officers and risk manager for item (i) above; (iii) loss from any Securities Claim (as defined in the escrow agreement) first made against the Company during the Coverage Period for a wrongful act and its costs, charges, or expenses in seeking dismissal of any Derivative Suit (as defined in escrow agreement), subject to certain conditions, and other certain coverage guidelines against the Company; and (iv) any costs incurred by the Company in connection with Security Holder Demand Investigation (as defined in the as defined in the escrow agreement) for a wrongful act and Books and Records Demand (as defined in the indemnity escrow) first received by the Company during the Coverage Period

As of March 31, 2022, the Company had $500,000 in cash held in the Escrow Account.

●	Offering costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $551,390 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the Initial Public Offering and charged to shareholders’ deficit upon the completion of the Initial Public Offering.

●	Net loss per ordinary share

The Company has two classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

BLUE WORLD ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2022		For the Period from July 19, 2021 (inception) through March 31, 2022
	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(184,781)	$(78,780)	$(137,862)	$(145,532)
Denominators:
Weighted-average shares outstanding	5,826,667	2,484,171	2,056,471	2,170,884
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.07)

●	Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 9,200,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2022, the amount of Class A Ordinary Shares reflected on the balance sheet are reconciled in the following table:

March 31, 2022
Gross proceeds	$92,000,000
Less:
Proceeds allocated to Public Warrants and Public Rights	(8,841,200)
Offering costs of Public Shares	(5,333,771)
Plus:
Initial measurement adjustment on redeemable ordinary shares	14,174,971
Re-measurement adjustment on redeemable ordinary shares	928,928
Class A ordinary shares subject to possible redemption	$92,928,928

BLUE WORLD ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Share-based compensation expense

The Company accounts for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). The Company has recognized share-based compensation expense in the amount of $150,379 for the three months ended March 31, 2022 and for the period from July 19, 2021 (inception) through March 31, 2022.

●	Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. As the Company’s warrants meet all of the criteria for equity classification, so the Company will classify each warrant as its own equity.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for three months ended March 31, 2022 and the period from July 19, 2021 (inception) through March 31, 2022.

The Company is considered to be an exempted Cayman Islands company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

BLUE WORLD ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Related parties

Parties, which can be a corporation or individual, are considered to be as related parties if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

●	Fair value of financial instrument

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

-	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

-	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

-	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

●	Recent accounting pronouncements

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted earnings per share by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 — INITIAL PUBLIC OFFERING

On February 2, 2022, the Company consummated the Initial Public Offering of 9,200,000 Public Units (including 1,200,000 Public Units issued upon the full exercise of the over-allotment option). Each Public Unit consists of one Class A Ordinary Share, one-half of one redeemable Public Warrants, each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, and one Public Right, each one Public Right entitling the holder thereof to exchange for one-tenth of one Class A Ordinary Share upon the completion of the Company’s initial Business Combination. The Public Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $92,000,000 on February 2, 2022.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 424,480 Private Units, including 378,480 Private Units to the Sponsor, and 46,000 Private Units to Maxim Group LLC, the representative of the several underwriters, respectively. Each Private Unit consists of one Class A Ordinary Share, one-half of one Private Warrant, and one Private Right. The Private Units were sold at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $4,244,800. The Private Units are identical to the Units sold in the Initial Public Offering, except that the holders of the Private Units have agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until the completion of the Company’s initial Business Combination.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2021, the Sponsor acquired 2,300,000 Class B ordinary shares, par value $0.0001 per share, (“Founder Shares”) for an aggregate purchase price of $25,000.

As of March 31, 2022, there were 2,300,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

Simultaneously with the effectiveness of the registration statement and closing of the Initial Public Offering (including the full exercise of over-allotment option), the Sponsor transferred 10,000 Founder Shares to each of Messrs. Alfred “Trey” Hickey and Buhdy Sin Swee Bok at the same price originally paid by the Sponsor for such shares, pursuant to a certain securities transfer agreement (the “Securities Transfer Agreement”) dated January 31, 2022 among the Company, the transferees and the Sponsor.

The transfer of the Founders Shares to the Company’s independent directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company used a Finnerty put model that values the Founder Shares granted to the directors. The key inputs into the Finnerty put model were (i) risk- free interest rate of 1.33%, (ii) volatility of 8.50%, (iii) estimated term of 2.37 years. According to the Finnerty put model, the fair value of the 20,000 shares transferred to the Company’s independent directors was approximately $150,379 or $7.519 per share.

Promissory Note — Related Party

On August 5, 2021, the Sponsor has agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the Initial Public Offering (the “Promissory Note”). For the period from July 19, 2021 (inception) through February 2, 2022, the date of the completion of the Initial Public Offering, the Sponsor loaned the Company in the amount of $287,547. On February 7, 2022, the related party promissory note was repaid in full.

BLUE WORLD ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans

In order to meet the Company’s working capital needs following the consummation of the Initial Public Offering, the Sponsor, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company initial Business Combination, without interest, or, at the lender’s discretion, up to $1,600,000 of the notes (in addition to the extension loans and convertible notes thereunder, if any) may be converted upon consummation of the Company’s Business Combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 176,000 Class A Ordinary Shares (which includes 16,000 Class A Ordinary Shares issuable underlying rights) and warrants to purchase 80,000 Class A Ordinary Shares if $1,600,000 of notes were so converted). If the Company does not complete a Business Combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of its initial Business Combination. If the Company does not complete a Business Combination, the loans will not be repaid.

If the Company anticipates that it may not be able to consummate its initial Business Combination by February 2, 2023, it may, but is not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of up to up to November 2, 2023 to complete a Business Combination). In order to extend the time available for us to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension $920,000 ($0.10 per share), on or prior to the date of the applicable deadline. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such extension notes would either be paid upon consummation of an initial Business Combination, or, at the lender’s discretion, converted upon consummation of an initial Business Combination into additional private units at a price of $10.00 per unit. If the Company does not complete a Business Combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of its initial Business Combination. If the Company does not complete a Business Combination, the loans will not be repaid.

As of March 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the Initial Public Offering to pay the Sponsor, a monthly fee of $10,000 for general and administrative services. This agreement was signed by the Company and the Sponsor on January 31, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $20,000 for the three months ended March 31, 2022 and for the period from July 19, 2021 (inception) through March 31, 2022. As of March 31, 2022, the Company had $10,000 accrued under the Administrative Services Agreement due to the Sponsor.

NOTE 6 — SHAREHOLDERS’ EQUITY

Class A Ordinary Shares — The Company is authorized to issue 480,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2022, there were 464,480 Class A Ordinary Shares issued or outstanding, excluding 9,200,0000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On August 5, 2021, the Company issued 2,300,000 Class B ordinary shares. Of the 2,300,000 Class B ordinary shares outstanding, an aggregate of up to 300,000 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering and excluding the Class A Ordinary Shares underlying the Private Units). If the Company increases or decreases the size of the Initial Public Offering, it will effect a share dividend or a share contribution back to capital or other appropriate mechanism, as applicable, with respect to Class B ordinary shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of the initial shareholders at 20% of the issued and outstanding ordinary shares of the Company upon the consummation of the Initial Public Offering (assuming they do not purchase Units in the Initial Public Offering and excluding the Private Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on February 2, 2022, no Class B ordinary shares are currently subject to forfeiture.

BLUE WORLD ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Rights

As of March 31, 2021, there were 9,200,000 Public Rights and 424,480 Private Rights outstanding. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of a Business Combination, even if the holder of a Public Right redeemed all Class A Ordinary Shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each registered holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the kind and amount of securities or properties of the surviving company that the one-tenth (1/10) of one Class A Ordinary Share underlying each right is entitled to upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of Class A Ordinary Shares will receive in the transaction on an as-converted into ordinary shares basis.

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable. As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Redeemable Warrants

As of March 31, 2021, there were 4,600,000 Public Warrants and 212,240 Private Placement Warrants outstanding. Each whole redeemable warrant entitles the registered holder to purchase one Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of the thirty (30) days after the completion of an initial Business Combination and one (1) year from the consummation of the Initial Public Offering. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. However, except as set forth below, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to such Class A Ordinary Shares. Notwithstanding the foregoing, if a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective within 90 days from the consummation of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the consummation of the Initial Public Offering at 5:00 p.m., Eastern Standard Time.

The Company may call the warrants for redemption (excluding the private warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

BLUE WORLD ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	if, and only if, the reported last sale price of the Class A Ordinary Shares equals or exceeds $16.50 per share (as adjusted for share dividends, share splits, share aggregation, extraordinary dividends, reorganizations, recapitalizations and the like), for any 20 trading days within any 30-trading day period commencing after the warrant become exercisable and ending one the third trading day prior to the date on which notice of redemption is given to warrant holders (the “Force-Call Provision”), and

●	if, and only if, there is a current registration statement in effect with respect to the Class A Ordinary Shares underlying such warrants at the time of redemption and for the entire 30-days trading period referred to above and continuing each day thereafter until the date of redemption.

The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

The redemption criteria for the Company’s warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the warrant exercise price so that if the share price declines as a result of the Company’s redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants.

If the Company call the warrants for redemption as described above, its management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Whether the Company will exercise its option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of its Class A Ordinary Shares at the time the warrants are called for redemption, its cash needs at such time and concerns regarding dilutive share issuances.

In addition, if the Company (a) issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any Class B ordinary shares issued prior to the offering and held by the initial shareholders or their affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of its initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (c) the volume weighted average trading price of the Company’s Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the date of the consummation of the Company’s initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $16.50 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value or (ii) the Newly Issued Price.

The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price, by certified or official bank check payable to the Company, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of Class A Ordinary Shares and any voting rights until they exercise their warrants and receive Class A Ordinary Shares. After the issuance of Class A Ordinary Shares upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by shareholders.

The Private Warrants have terms and provisions that are identical to those of the Public Warrants being sold as part of the Public Units in the Initial Public Offering except that the Private Warrants will be entitled to registration rights. The Private Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Warrants) will not be transferable, assignable or saleable until the completion of the Company’s initial Business Combination except to permitted transferees, subject to certain exceptions.

BLUE WORLD ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been a significant impact as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of the Company’s prospectus, as well as the holders of the Private Units (and all underlying securities) and any securities its initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) or loans to extend its life can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Underwriter will be entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $3,220,000 upon consummation of the Company’s initial Business Combination.

Representative Shares

The Company issued 40,000 Representative Shares to Maxim Group LLC as part of Representative Shares. The Representative Shares are identical to the public shares except that Maxim Group LLC has agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. In addition, Maxim Group LLC has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to FINRA Rule 5110 (e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following January 31, 2022, the effective date of the Company’s registration statement except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

Right of First Refusal

Subject to certain conditions, the Company granted Maxim Group LLC, for a period of 12 months after the date of the consummation of its Business Combination, a right of first refusal to act as book running manager with at least 50% of the economics; for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from the commencement of sales of the offering.

BLUE WORLD ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE MEASUREMENTS

As of March 31, 2022, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $92,928,928 which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$92,928,928	$92,928,928	$-	$-
Total	$92,928,928	$92,928,928	$-	$-

The following table presents information about the Company’s equity instrument that are measured at fair value on a non-recurring basis at February 2, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	February 2, 2022
Equity instrument:
Representative shares	3	$308,258

The Company used a Finnerty put model that values the Representative Shares granted to Maxim Group LLC. The key inputs into the Finnerty put model were (i) risk- free interest rate of 0.94%, (ii) volatility of 8.50%, (iii) estimated term of 1.45 years. According to the Finnerty put model, the fair value of the 40,000 Representative Shares was approximately $308,258 or $7.706 per share.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Alberton Acquisition Corporation, except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check exempted company incorporated in the Cayman Islands on July 19, 2021 with limited liability (meaning our public shareholders have no liability, as shareholders of the Company, for the liabilities of the Company over and above the amount paid for their shares) to serve as a vehicle to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses (the “Business Combination”). Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting a business combination. We have not selected any target business for our initial Business Combination.

We presently have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates. We have relied upon the working capital available to us following the consummation of the IPO and the Private Placement to fund our operations.

On February 2, 2022, we consummated the IPO of 9,200,000 units (the “Units”), which included 1,200,000 Units issued upon the full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A Ordinary Share, $0.0001 par value per share (the “Class A Ordinary Share”), one-half of one redeemable warrant (the “Warrants”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, and one right (the “Right”), each one Right entitling the holder thereof to exchange for one-tenth of one Class A Ordinary Share upon the completion of the our initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $92,000,000.

On February 2, 2022, simultaneously with the consummation of the IPO, we completed the private sale (the “Private Placement”) of 424,480 units (the “Private Units”) including 378,480 Private Units to our sponsor, Blue World Holdings Limited (the “Sponsor”), and 46,000 Private Units to Maxim Group LLC (“Maxim”), the sole underwriter of the IPO, respectively, at a purchase price of $10.00 per Private Unit, generating gross proceeds to us of $4,244,800.

The proceeds of $ 92,920,000 ($10.10 per Public Unit) in the aggregate from the IPO and the Private Placement, were placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriter of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination.

Recent Development

On March 11, 2022, we announced that holders of our Units may elect to separately trade the Class A Ordinary Shares, Warrants, and Rights included in its Units, commencing on or about March 16, 2022.

Class A Ordinary Shares, Warrants, and Rights are traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “BWAQ,” “BWAQW,” and “BWAQR,” respectively. Units not separated are traded on Nasdaq under the symbol “BWAQU”.

As of the date of this report, we have not entered into any definitive agreements, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities. We currently have until February 2, 2023 to consummate our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination by February 2, 2023, we may, but are not obligated to, we may, but are not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time and may have until November 2, 2023 to consummate our initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022 and the period from July 19, 2021 (inception) through March 31, 2022, we had a net loss of $263,561 and $283,394, respectively, which consisted of formation and operating costs and share-based compensation expense.

Liquidity and Capital Resources

For the period from July 19, 2021 (inception) through March 31, 2022, cash used in operating activities was $135,764. As of March 31, 2022, we had cash outside the Trust Account of $322,646 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the ordinary shares. As of March 31, 2022, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Until consummation of the Business Combination, we will be using the funds not held in the Trust Account, and any additional funding that may be loaned to us by our Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to the Business Combination and will need to raise additional capital. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination, or, at the lender’s discretion, up to $1,600,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of March 31, 2022, we had cash of $322,646 and a working capital of $316,467. We have incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the Working Capital Loans as discussed in Note 5 of the accompanying notes to the unaudited condensed financial statements. In addition, if we are unable to complete a Business Combination within the Combination Period, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay Maxim a deferred underwriters’ discount equal to 3.5% of the gross proceeds of the IPO and the underwriter’s full exercise of the over-allotment. The deferred underwriter’s discount of $3,220,000 will become payable to Maxim from the amounts held in the Trust Account solely in the event that we complete a Business Combination.

Critical Accounting Policies and Estimates

In preparing the unaudited condensed financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates. We have identified the following critical accounting policies and estimates:

Investments held in Trust Account

At March 31, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

We classify our U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which we have the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. As our warrants meet all of the criteria for equity classification, so we will classify each warrant as its own equity.

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Our financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

-	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

-	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

-	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Our management determined that the Cayman Islands is our major tax jurisdiction. We recognize accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense.

We may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

We are considered to be an exempted Cayman Islands company, and are presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Loss per Share

We have two classes of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Earnings and losses are shared pro rata between the two classes of shares.

Recent Accounting Pronouncements

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted earnings per share by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. We are currently reviewing the newly issued standard and does not believe it will materially impact us.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our IPO and Private Placement held in the Trust Account are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on January 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on January 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On August 5, 2021, our Sponsor acquired 2,300,000 Class B ordinary shares for an aggregate purchase price of $25,000. Prior to the initial investment in the company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible.

On February 2, 2022, we consummated the IPO of 9,200,000 Units, The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $92,000,000.

On February 2, 2022, simultaneously with the consummation of the IPO, we completed the Private Placement of 424,480 Private Units including 378,480 Private Units to the Sponsor, and 46,000 Private Units to Maxim Group LLC (or its designees), respectively, at a purchase price of $10.00 per Private Unit, generating gross proceeds to us of $4,244,800.

A total of $92,920,000, comprised of $92,000,000 of the proceeds from the IPO (which amount includes $3,220,000 of the underwriter’s deferred underwriting fee), and $920,000 of the proceeds from the sale of the Private Units, were placed in the Trust Account.

We paid a total of $1,840,000.00 in underwriting discounts and commissions and $551,390 for other costs and expenses related to the IPO.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 31, 2022, among the Company and Maxim Group LLC, the sole underwriter. (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2022)
3.1	Amended and Restated Memorandum and Articles of Association, dated January 28, 2022. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2022)
4.1	Warrant Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2022)
4.2	Rights Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2022)
10.1	Letter Agreement, dated January 31, 2022, among the Registrant and certain security holders. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2022)
10.2	Investment Management Trust Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as trustee. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2022)
10.3	Escrow Agreement between the Registrant, dated January 31, 2022, Continental Stock Transfer & Trust Company and certain shareholders. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2022)
10.4	Registration Rights Agreement, dated January 31, 2022, among the Registrant and certain security holders. (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2022)
10.5	Private Units Purchase Agreement, dated January 31, 2022, between the Registrant and the Sponsor. (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2022)
10.6	Private Units Purchase Agreement, dated January 31, 2022, between the Registrant and the Representative. (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2022)
10.7	Securities Transfer Agreement, dated January 31, 2022, among the Registrant, the Sponsor, and certain directors of the Registrant. (incorporated by reference to Exhibit 10.7 of the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2022)
10.8	D&O Reserve Fund Escrow Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company. (incorporated by reference to Exhibit 10.8 of the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2022)
10.9	Administrative Service Agreement, dated January 31, 2022, between the Registrant and the Sponsor. (incorporated by reference to Exhibit 10.9 of the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 3, 2022)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE WORLD ACQUISITION CORPORATION

Date: May 13, 2022	By:	/s/ Liang Shi
Liang Shi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tianyong Yan
Tianyong Yan
Chief Financial Officer (Principal Financial and Accounting Officer)