Form 10-K
period 2022-06-30
Blue World Acquisition Corp
filed 2022-09-16
CIK 1878074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-41256

BLUE WORLD ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

244 Fifth Avenue, Suite B-88

New York, NY 10001

(Address of principal executive offices and zip code)

(646) 998-9582

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one Class A Ordinary Share, $0.0001 par value, one-half of one redeemable Warrant, each whole warrant to acquire one Class A Ordinary Share, and one Right to acquire one-tenth of one Class A Ordinary Share	BWAQU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	BWAQ	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	BWAQW	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-tenth of one Class A Ordinary Share	BWAQR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 16, 2022, there were 9,664,480 Class A ordinary shares, par value $0.0001 per share, and 2,300,000 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

BLUE WORLD ACQUISITION CORPORATION

i

CERTAIN TERMS

References to “TradeUP,” the “Company,” “our Company,” “our,” “us” or “we” refer to Blue World Acquisition Corporation, a blank check company incorporated on July 19, 2021 as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “sponsor” refer to Blue World Holdings Limited. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on February 2, 202 (the “Closing Date”). References to “public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,”, “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

Item 1. Business Overview.

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

Our efforts to identify a prospective target business will primarily in the marine leisure, cruise, marine infrastructure and engineering, general hospitality, travel and tourism, marine services, logistics and supply chain, offshore energy solutions and related industry segments. We are not limited to a particular region for purposes of consummating an initial business combination, however, we may focus on targets that, regardless of geographic location of operations or corporate offices, have viable synergies with the Asia Pacific and the U.S. markets for the above industry segments, either physically or virtually. Though our sponsor, Blue World Holdings Limited, is a Hong Kong company, a majority of our management are located outside of China (including Hong Kong and Macau), and we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

Initial Public Offering and Private Placement

On August 5, 2021, Blue World Holdings Limited (the “Sponsor”) acquired 2,300,000 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”), for an aggregate purchase price of $25,000 (“Founder Shares”).

On February 2, 2022, we consummated the IPO of 9,200,000 units (the “Public Units”), which included 1,200,000 Public Units issued upon the full exercise of the underwriter’s over-allotment option. Each Public Unit consists of one Class A Ordinary Share, $0.0001 par value per share (the “Class A Ordinary Share”), one-half of one redeemable warrant (the “Warrants”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, and one right (the “Right”), each one Right entitling the holder thereof to exchange for one-tenth of one Class A Ordinary Share upon the completion of the initial Business Combination. The Public Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $92.0 million.

On February 2, 2022, simultaneously with the consummation of the IPO, we completed the private sale (the “Private Placement”) of 424,480 units (the “Private Units”) including 378,480 Private Units to the Sponsor and 46,000 Private Units to Maxim Group LLC (“Maxim”), the sole underwriter of the IPO, respectively, at a purchase price of $10.00 per Private Unit, generating gross proceeds to us of approximately $4.2 million.

The proceeds of $92.9 million ($10.10 per Public Unit) in the aggregate from the IPO and the Private Placement, were placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriter of the IPO with Continental Stock Transfer & Trust Company acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

On March 11, 2022, we announced that holders of the Company’s Public Units may elect to separately trade the Class A Ordinary Shares, Warrants, and Rights included in its Public Units, commencing on or about March 16, 2022.

The Class A Ordinary Shares, Warrants, and Rights are trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “BWAQ,” “BWAQW,” and “BWAQR,” respectively. Public Units not separated will continue to trade on Nasdaq under the symbol “BWAQU”. Holders of Public Units will need to have their brokers contact the Company’s transfer agent, Continental Stock Transfer & Trust Company, in order to separate the holders’ Public Units into Class A Ordinary Shares, Warrants, and Rights.

Competitive Advantages

Experienced Management Team with Proven Track Record

Our Chairman and CEO, Mr. Liang Shi, is an established financial industry veteran in both US and China capital markets familiar with the intricacies and structures of each. He is a “serial entrepreneur” with broad experience as a founder, investor and operator of companies. As both an investor and operator, Mr. Shi possesses a vast network of relationships that provides him access to “first look” opportunities in both the public and private markets. Mr. Shi also has significant experience in vetting companies for potential M&A opportunities and honed his sophisticated due diligence skills at U.S. firms in banking and private equity. He has more than a decade of experience in the U.S. financial marketplace having worked for a boutique private equity firm with approximately $750 million in AUM at its peak. He also specialized in private investment in public equity transactions between U.S.-listed Chinese operating companies and their U.S. investors. Our CFO, Mr. Yan has over 20 years of corporate finance experience, our independent directors, Messrs. Hickey and Bok, have collectively 45 years’ experience of corporate management and leadership in travel and tourism industry and related business globally. We can identify opportunities and synergies in existing businesses that these businesses do not see themselves because of their limited regional worldview. The expansive global competitive market view of our management team appeals to owners and management of targets to choose our SPAC.

Together with our management team, we believe we have a broad network of contacts and corporate relationships that makes us efficient at:

●	Sourcing and evaluating businesses, and

●	Bridging cultural differences to negotiate and execute a transaction in a timely and professional manner.

By leveraging our management team’s relevant expertise, performing disciplined due diligence, and providing post-acquisition value-add capabilities, we believe that we will be able to acquire a target business that will achieve significant returns for investors.

Status as a Publicly Listed Company

We believe our structure will make us an attractive Business Combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a Business Combination with us. Furthermore, once a proposed Business Combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong Financial Position and Flexibility

With the funds held in our Trust Account, we can offer a target business a variety of options to facilitate a Business Combination and fund future expansion and growth of its business. Because we are able to consummate a Business Combination using the cash proceeds from the IPO (subject to any potential redemption), our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a Business Combination requires us to use substantially all of our cash to pay for the purchase price or there is a large demand of redemption by public shareholders, we may need to arrange third party financing to help fund our Business Combination. Since we have no specific Business Combination under consideration, we have not taken any steps to secure third party financing.

Acquisition Strategy

Our business strategy entails the identification and completion of an initial Business Combination with a company that stands to benefit substantially from the managerial and operational experience, past successes, vast network and global reach of our management team and board of directors.

Although we are not limited to any particular industry, our acquisition strategy seeks targets operating in in these industry segments:

●	Marine leisure;

●	Cruise;

●	Marine infrastructure;

●	Marine engineering;

●	General hospitality;

●	Travel and tourism;

●	Marine services;

●	Logistics and supply chain;

●	Offshore energy solutions;

●	Marine support and port destinations; and

●	All related services.

We are not limited to a particular region for purposes of consummating an initial Business Combination, however, we may focus on targets that, regardless of geographic location of operations or corporate offices, have viable synergies with the Asia Pacific and the U.S. markets for the above industry segments, either physically or virtually. Additionally, though our sponsor is a Hong Kong company, a majority of our management are located outside of China (including Hong Kong and Macau), and we will not undertake our initial Business Combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).We expect our management to travel and conduct business outside of China during our search for target companies as needed. Our acquisition strategy may seek to capitalize on the global disruption in the identified industry segments due to the Covid-19 pandemic. This has created challenges for industry participants, both large and small, regional and international, publicly listed and private, to continue to operate, generate revenues, remain liquid and/or carry on as a going concern. These unprecedented obstacles have ground much activity to a standstill or worse, and only a small amount of reopening activity has started as of the date of this prospectus. All verticals are affected and this prevailing and ongoing atmosphere has generated many opportunities which would not otherwise occur.

The Covid-19 pandemic atmosphere is fostering opportunities and provides ample room for growth aside from the disruption and reopening plays globally. In spite of the Covid-19 pandemic, continuation of long-term trends in urbanization and household income growth in Asia Pacific region will continue to drive the emerging middle class in each country.

Acquisition Criteria

The focus of our management team is to create shareholder value by leveraging its experience to improve the efficiency of the business while implementing strategies to grow revenue and profits organically and/or through acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

●	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities). We intend to seek target companies that should offer attractive risk-adjusted equity returns for our shareholders. We intend to seek to acquire a target on terms and in a manner that leverages our experience. We expect to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions and (iv) the prospects for creating value through other value creation initiatives. Potential upside from growth in the target business’ earnings and an improved capital structure will be weighed against any identified downside risks.

●	Benefits from Our Ability to Uniquely Structure Transaction to Unlock and Maximize Value. We will look for situations where our extensive experience and creativity can architect a win-win solution for both sides of the transaction.

●	Can be sourced through our extensive proprietary networks so as to avoid broadly marketing process. We will rely on our management team’s experience and vast network in relevant industries and avoid broadly marketed targets.

●	May be underperforming or undervalued given the global disruption of the marine leisure industry. We may look for potential targets which may be underperforming or undervalued due to strict travel restriction rules during the Covid-19 pandemic.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Other Acquisition Considerations

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view. In addition, we will not undertake our initial Business Combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

Effecting a Business Combination

We will either (1) seek shareholder approval of our initial Business Combination at a meeting called for such purpose at which public shareholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to redeem any public shares held by them into their pro rata share of the aggregate amount then on deposit in the Trust Account. The decision as to whether we will seek shareholder approval of our proposed Business Combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we will have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of the Securities and Exchange Commission, or SEC. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules. We will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the Business Combination.

We shall not undertake our initial Business Combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

We have to consummate our initial Business Combination by February 2, 2023. However, if we anticipate that we may not be able to consummate our initial Business Combination by February 2, 2023, we may, but are not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of up to November 2, 2023 to complete a Business Combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company, LLC dated January 31, 2022, in order to extend the time available for us to consummate our initial Business Combination, our sponsor or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three months extension, $800,000, or $920,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. Our public shareholders will not be afforded an opportunity to vote on the extensions as described above or redeem their shares in connection with such extensions. The sponsor will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such extension notes would either be paid upon consummation of our initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such extension notes, to the extent the holder wishes to so convert such extension notes at the time of the consummation of our initial Business Combination. In the event that we receive notice from our sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. To the extent that some, but not all, of our founders, decide to extend the period of time to consummate our initial Business Combination, such sponsor (or its affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial Business Combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public warrants and public rights will expire and will be worthless.

If we are unable to consummate our initial Business Combination within this time period, we will liquidate the Trust Account, distribute the proceeds held therein to our public shareholders and wind up the company. If we are forced to liquidate, we anticipate that we would distribute to our public shareholders the amount in the Trust Account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation.

Pursuant to the Nasdaq listing rules, our initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Our board of directors will have broad discretion in choosing the standard used to establish the fair market value of any prospective target business. The target business or businesses that we acquire may have a collective fair market value substantially in excess of 80% of the Trust Account balance. We will not be required to comply with the 80% fair market value requirement if we are delisted from Nasdaq.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the Trust Account unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, initial shareholders or their affiliates.

We currently anticipate structuring our initial Business Combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

Permission Required from the PRC Authorities for a Business Combination

As a Cayman Islands company with no operations or subsidiaries in China with a majority of management located outside of China and expected to conduct a target search primarily outside of China, we are not required to obtain permission from any Chinese authorities to operate or to issue the securities in the IPO to any investors, including Chinese investors, if any, nor have we been contacted by any Chinese authorities in connection with our operations or the IPO, and we do not expect that permission will be required from the Chinese authorities in connection with our Business Combination since we will not undertake our initial Business Combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

Facilities

Our executive offices are located at 244 Fifth Avenue, Suite B-88, New York, NY 10001 and our telephone number is (646) 998-9582. The cost for this space is provided to us by our sponsor, as part of the $10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the initial Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices are located at  244 Fifth Avenue, Suite B-88, New York, NY 10001 , and our telephone number is (646) 998-9582.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market Information.

Our Public Units, Class A Ordinary Shares, Warrants, and Rights are each traded on The Nasdaq Global Market (“Nasdaq”) under the symbols “BWAQU,” “BWAQ” “BWAQW,” and “BWAQR,” respectively.

Holders

As of the date hereof, we had 3 holders of record of our units, 2 holders of record of our separately traded Class A Ordinary Shares, 3 holders of our Class B Ordinary Shares, 1 holder of record of our separately traded Warrants, and 1 holder of record of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On August 5, 2021, the Sponsor acquired 2,300,000 Class B Ordinary Shares for an aggregate purchase price of $25,000.  The issuance of such Founder Shares to the Sponsor was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

On February 2, 2022, we consummated the IPO of 9,200,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $92,000,000. Maxim acted as the sole underwriter of the IPO. The securities sold in the IPO were sold pursuant to a registration statement on Form S-1 (File No.: 333-261585). The registration statement became effective on January 31, 2022.

Substantially concurrently with the closing of the IPO, we completed the Private Placement of 424,480 Private Units including 378,480 Private Units to the Sponsor and 46,000 Private Units to Maxim, respectively, at a purchase price of $10.00 per Private Unit,, generating gross proceeds to the Company of $4,244,800 . The Private Units are identical to the Public Units sold in the IPO, except that the holders of the Private Units have agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until the completion of the Company’s initial Business Combination. The issuance of the Private Units was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Substantially concurrently with the closing of the IPO, we also issued 40,000 shares of Class A Ordinary Shares (the “Representative Shares”) to Maxim as part of representative compensation. The Representative Shares are identical to the public shares except that Maxim has agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. The issuance of the Representative Shares was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

A total of $92,920,000, comprised of $92,000,000 of the proceeds from the IPO (which amount includes $3,220,000 of the underwriter’s deferred underwriting fee pursuant to the Underwriting Agreement), and $920,000 of the proceeds from the sale of the Private Units, were placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company (“CST”), acting as trustee. We paid a total of $1,840,000 in underwriting discounts and commissions and $551,390 for other offering cost.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company”, “us”, “our”, or “we” refer to Blue World Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of Cayman Island on July 19, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the IPO, our securities, debt or a combination of cash, securities and debt, in effecting a Business Combination. Our efforts to identify a prospective target business will primarily in the marine leisure, cruise, marine infrastructure and engineering, general hospitality, travel and tourism, marine services, logistics and supply chain, offshore energy solutions and related industry segments. We are not limited to a particular region for purposes of consummating an initial business combination, however, we may focus on targets that, regardless of geographic location of operations or corporate offices, have viable synergies with the Asia Pacific and the U.S. markets for the above industry segments, either physically or virtually. Though our sponsor is a Hong Kong company, a majority of our management are located outside of China (including Hong Kong and Macau), and we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we have not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the period from July 19, 2021 (inception) through June 30, 2022, we had a net loss of $246,892, which consists of formation and operating costs of $230,926 and share-based compensation expense of $150,379, offset by dividend earned on marketable securities held in the Trust Account of $134,401 and interest income of $12.

Liquidity and Capital Resources

Following the closing of the IPO on February 2, 2022, a total of $92,920,000 was placed in the Trust Account. Thereafter, we had $933,410 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. In connection with the IPO, we incurred $5,919,648 in transaction costs, including $1,840,000 of underwriting discounts and commissions, $3,220,000 of deferred underwriting commissions, $551,390 of other offering costs and $308,258 fair value of the Representative Shares issued to the underwriter.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including deferred underwriting discounts and commissions of $3,220,000 payable to Maxim. To the extent that our share capital is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 12 months (assuming a Business Combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to us from The Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of June 30, 2022, we had cash of $276,284 and a working capital of $227,496. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the Working Capital Loans from our Sponsor or its affiliates. In addition, if we are unable to complete a Business Combination within the Combination Period, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. Our financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay the underwriters a deferred underwriting fees equal to 3.5% of the gross proceeds of the IPO. Upon completion of the Business Combination, $3,220,000 will be paid to the underwriters from the funds held in the Trust Account.

The Founder Shares, the Class A Ordinary Shares included in the Private Units, and any Class A Ordinary Shares that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies and Estimates

In preparing these financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Investments Held in Trust Account

As of June 30, 2022, the assets held in the Trust Account include investment held in money market funds, which are invested in U.S. Treasury securities and characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

We classify its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities that we have the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. We determined that upon further review of the warrant agreements, we concluded that our warrants qualify for equity accounting treatment.

Offering Costs

Offering costs consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to shareholders’ deficit upon the completion of the IPO. We comply with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”.

Share-Based Compensation Expense

We account for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. We have two classes of shares, which are referred to as redeemable shares and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed loss allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net loss less any dividends paid. We then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares.

Fair Value of Financial Instruments

The fair value of our assets and liabilities , which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Our financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1 — defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

Income taxes are determined in accordance with the provisions of ASC 740” Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted earnings per share by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The adoption of ASU 2020-06 on July 1, 2022 did not have a material effect on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of June 30, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Position
Liang Shi	43	Director, Chief Executive Officer, Secretary and Chairman
Tianyong Yan	43	Chief Financial Officer and Director
Weixiong (Jeff) Cheong	40	Chief Operating Officer
Alfred “Trey” Hickey	59	Independent Director
Buhdy Sin Swee Bok	49	Independent Director
Zhenyu Li	48	Independent Director

Mr. Liang Shi is our Chief Executive Officer, Chairman of the board of directors, and Secretary. Mr. Shi has over 14 years’ experience in investment management leadership. Since January 2017, Mr. Shi has served as a Partner at Zenin, an investment fund focusing on growth capital investments in emerging sectors in China, where he oversees the fund’s daily business operations. Zenin provides extensive strategic and operational assistance to its highly selective investment portfolio of companies. From March 2007 to December 2016, Mr. Shi served as the China President at Barron Partners Fund, where he was in charge of managing the fund’s investment portfolio in Asia and completed over 50 investments for the fund. From February 2006 to February 2007, Mr. Shi worked as a senior consultant at IBM Global Services (formerly PWC consulting). Mr. Shi received his Bachelor’s degree in Finance from Shanghai Jiaotong University in 2001. We believe Mr. Shi qualifies as our executive director and Chairman of the board because of his asset management experience and past successful investments.

Mr. Tianyong Yan is our Chief Financial Officer and director. Mr. Yan has over 20 years of corporate finance experience. Since January 2016, Mr. Yan has served as a general manager at Shanghai Green Storm Asset Management Ltd., a company focusing on asset management. From August 2010 to July 2011, Mr. Yan served as a Vice President of finance at Standard Chartered Bank (China), where he focused on financial reporting and other finance related projects such as markets, planning, commodities and derivatives. From August 2011 to July 2014, Mr. Yan served as a Vice President of finance at JP Morgan China, where he led tax planning practices over the greater China JP Morgan business including, but not limited to, commodity related financing, commercial banking and derivatives. Mr. Yan received his MBA degree from University of Virginia in 2010 and his Bachelor’s degree in Finance from Shanghai Jiao Tong University in 2001. Mr. Yan is a China CPA and chartered CFA. We believe Mr. Yan qualifies as our executive director because of his extensive corporate finance experience.

Mr. Weixiong (Jeff) Cheong is our Chief Operating Officer. Mr. Cheong has over 15 years of experience in private and public capital markets. Since July 2022, Mr. Cheong has served as the chief operating officer of Prime Number Acquisition I Corp., a Delaware special acquisition corporation company (Nasdaq: PNAC). Since November 2015, Mr. Cheong has served as a director at Fortune Asia Long Short Fund, an investment fund. Since November 2011, Mr. Cheong has served as a director at Longfor Pte Ltd., a real estate developer in Singapore. Since August 2009, Mr. Cheong has served as the chief executive officer at Sinjia Land Ltd. (SGX: 5HH), a property development and hospitality management company. From April 2014 to May 2020, Mr. Cheong served as the chairman at CapAllianz Holdings Ltd (former name CWX Global Ltd) (SGX: 594), a company focusing on investment and oil exploration business. Mr. Cheong received a Master’s degree of business administration at Singapore Management University in June 2017. He also has passed the exam of Capital Markets and Financial Advisory Services (“CMFAS”) in Module 1 (December 2003), Module 4A (Rules and Regulations for Advising on Corporate Finance, June 2005), Module 5 (Rules And Regulations for Financial Advisory Services, January 2004), Module 6 (January 2004), and Module 8 (Collective Investment Schemes, February 2004). Mr. Cheong completed the program of Executive Skills for Board Members in Challenging Times in 2011 and obtained SMU-SID Executive Certificates in Directorship in 2012 at Singapore Management University.

Mr. Alfred “Trey” Hickey serves as our independent director. Mr. Hickey has more than 20 years of experience at leading tourism companies, specializing in the cruise industry. Since 2020, Mr. Hickey has served as the Managing Partner at Global Distribution Solutions Pte. Ltd., the parent company of Discover River Cruises, a boutique river cruise company operating in Europe’s Danube and Rhine Rivers. From February 2000 to June 2020, Mr. Hickey managed approximately $4 billion in international sales as Senior Vice President at Princess Cruises, Cunard Line, Seabourn and Carnival PLC. Mr. Hickey also served as Carnival Corp’s Chief Representative Officer in China, President of Carnival Corp Japan, and served on the boards of Carnival Corp Taiwan, the Pacific Asia Travel Association and the Asia Cruise Association. Mr. Hickey received a Bachelor’s degree in Economics from Warnborough University in 1987, a Bachelor’s degree in Economics from University of Rhode Island in 1988, and a Bachelor’s degree in Asian Studies from Seinan Gakuin University in 1988. We believe Mr. Hickey qualifies as our independent director because of his management experience and knowledge in the cruise industry.

Mr. Buhdy Sin Swee Bok serves as our independent director. Over the past 25 years Mr. Bok has assumed various leadership positions in the travel and tourism industry with a wide range of sectors including cruise, airlines and attractions in Asia. Since September 2018, Mr. Bok has served as the Managing Director at Mount Faber Leisure Group Pte. Ltd., a reputable attraction company in Singapore, managing its overall operations. From October 2017 to September 2018, Mr. Bok served as the Chief Commercial Officer of NokScoot Airlines, a Thailand-based airline, where he oversaw the company’s commercial operations including sales and marketing, revenue and yield management, reservations, and operation of overseas offices. From May 2017 to September 2017, Mr. Bok served as the President of Carnival Asia at Carnival Corporation & PLC, overseeing the group’s operations in Asia. From October 2015 to April 2017, Mr. Bok served as the President of Costa Group Asia at Costa Crociere S.p.A., a wholly owned subsidiary of Carnival Corp & PLC, in charge of the Italian-brand’s operations in Asia Pacific and China. Mr. Bok received a Bachelor’s degree in Accountancy from Singapore Nanyang Technological University in 1996, a Bachelor’s degree in Law from the University of London in 1999, and an MBA degree from Duke University’s Fuqua School of Business in 2003. We believe Mr. Bok qualifies as our independent director because of his management experience and knowledge in the travel industry.

Mr. Zhenyu Li serves as our independent director. Mr. Li has over 20 years of experience in telecom communication technology industry. Mr. Li has been a self-employed investor actively investing in technologies, media and telecom since July 2017. From March 2016 to July 2017, Mr. Li served as a general manager of Le Canada Ltd. From August 2007 to March 2016, Mr. Li served as the Chief Executive Officer at Sinotel Technologies Ltd, a company providing a wide range of wireless telecommunication applications and solutions. From May 2003 to August 2007, Mr. Li served as the Chief Technology Officer at Sinotel Technologies Ltd, in charge of technology and product designing. From December 2001 to May 2003, Mr. Li served as a technology director at the Beijing office of RTI International, a US company specialized in the research, development and service of CDMA technologies for commercial clients worldwide. Mr. Li received a Bachelor’s degree in Automation from Tianjin University of Technology and Education in 1996.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Prior to our initial Business Combination, holders of our Founder Shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least two thirds of shareholders attending and voting in a general meeting. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term: Class I, with a term expiring at the 2023 annual general meeting — Mr. Buhdy Sin Swee Bok; Class II, with a term expiring at the 2024 annual general meeting — Messrs. Alfred J. Hickey and Zhenyu Li; and Class III, with a term expiring at the 2025 annual general meeting — Messrs. Liang Shi and Tianyong Yan. Prior to the completion of an initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our founder shares. After completion of the business combination, subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors will be authorized to appoint persons to the offices as set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors currently has two standing committees: an audit committee and a compensation committee. Because we are a “controlled company” under applicable Nasdaq rules, we do not have a nominating and governance committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Messrs. Zhenyu Li, Alfred “Trey” Hickey and Buhdy Sin Swee Bok currently serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the certain phase-in provisions. Our board of directors has determined that each of Messrs. Zhenyu Li, Alfred “Trey” Hickey and Buhdy Sin Swee Bok meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Mr. Buhdy Sin Swee Bok serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq, and our board of directors has determined that Mr. Buhdy Sin Swee Bok qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The audit committee is governed by a charter that complies with the rules of Nasdaq.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Zhenyu Li, Alfred “Trey” Hickey and Buhdy Sin Swee Bok, each of whom is an independent director under Nasdaq’s listing standards. Mr. Alfred “Trey” Hickey is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a code of ethics and business conduct (the “Code of Ethics”) applicable to our directors, officers and employees.  You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.  We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us, except that (i) the Sponsor has transferred our independent directors, Alfred “Trey” Hickey and Buhdy Sin Swee Bok, each 10,000 Founder Shares upon the closing of the IPO; and (ii) subject to the consent of the target entity, we have agreed to issue each of Alfred “Trey” Hickey and Buhdy Sin Swee Bok 20,000 Class A Ordinary Shares and Zhenyu Li 30,000 Class A Ordinary Shares in connection with our Business Combination, respectively, and in the event that we cannot obtain consent from the target company for such issuance, our Sponsor has agreed to transfer each of Alfred “Trey” Hickey and Buhdy Sin Swee Bok 20,000 Founder Shares and Zhenyu Li 30,000 Founder Shares upon the closing of the Business Combination, respectively; provided that in either case the independent directors remain with us until the closing of a Business Combination. Other than as set forth elsewhere, no compensation of any kind, including finder’s and consulting fees, will be paid to our founders, existing officers, directors and advisors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial Business Combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial Business Combination. In addition, our officers, directors and advisors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our founders, officers, directors or advisors, or our or their affiliates, including the extension loan and extension convertible notes.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a Business Combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

The beneficial ownership of our ordinary shares is based on an aggregate of 11,964,480 ordinary shares issued and outstanding as of the date hereof, consisting of 9,664,480 Class A Ordinary Shares and 2,300,000 Class B Ordinary Shares.

	Number of	Percentage of
	Ordinary Shares	Outstanding
Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Ordinary Shares
Officers and Directors
Liang Shi	—	—
Tianyong Yan	—	—
Weixiong (Jeff) Cheong	—	—
Alfred “Trey” Hickey	10,000	*
Buhdy Sin Swee Bok	10,000	*
Zhenyu Li	—	—
All officers and directors as a group (6 individuals)	20,000	*
5% Holders
Blue World Holdings Limited(2) (3)	2,658,480	22.22%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following is c/o Blue World Acquisition Corporation, 244 Fifth Avenue, Suite B-88, New York, NY 10001.

(2)	Shares include Founder Shares, or Class B Ordinary Shares, that will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination on a one-for-one basis, subject to certain adjustment.

(3)	Blue World Holdings Limited, a Hong Kong private company limited by shares, is the record holder of the insider shares reported herein. Our Sponsor is governed by a board of managers consisting of five members, Liang Shi, Fubin Shi, Hongyang Wang, Jianyong Xie, and Cunli Cheng. Each member has one vote, and the approval of a majority of the board is required to approve an action of our Sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no director of our Sponsor exercises voting or dispositive control over any of the securities held by our Sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On August 5, 2021, the Sponsor acquired 2,300,000 Founder Shares for an aggregate purchase price of $25,000.

As of June 30, 2022, there were 2,300,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

Simultaneously with the effectiveness of the registration statement and closing of the IPO (including the full exercise of over-allotment option), the Sponsor transferred 10,000 Founder Shares to each of Messrs. Alfred “Trey” Hickey and Buhdy Sin Swee Bok at the same price originally paid by the Sponsor for such shares, pursuant to a certain securities transfer agreement (the “Securities Transfer Agreement”) dated January 31, 2022 among the Company, the transferees and the Sponsor.

Private Units

On February 2, 2022, simultaneously with the consummation of the IPO, the Company completed the Private Placement of 424,480 Private Units including 378,480 Private Units to the Sponsor and 46,000 Private Units to Maxim, respectively, at a purchase price of $10.00 per Private Unit.

Promissory Note — Related Party

On August 5, 2021, the Sponsor has agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). For the period from July 19, 2021 (inception) through February 2, 2022, the date of the completion of the IPO, the Sponsor loaned the Company in the amount of $287,547. On February 7, 2022, the related party promissory note was repaid in full.

Working Capital Loans

In order to meet the Company’s working capital needs following the consummation of the IPO, the Sponsor, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company initial Business Combination, without interest, or, at the lender’s discretion, up to $1,600,000 of the notes (in addition to the extension loans and convertible notes thereunder, if any) may be converted upon consummation of the Company’s Business Combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 176,000 Class A Ordinary Shares (which includes 16,000 Class A Ordinary Shares issuable underlying rights) and warrants to purchase 80,000 Class A Ordinary Shares if $1,600,000 of notes were so converted). If the Company does not complete a Business Combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of its initial Business Combination. If the Company does not complete a Business Combination, the loans will not be repaid.

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

As of June 30, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the IPO to pay the Sponsor, a monthly fee of $10,000 for general and administrative services pursuant to a certain administrative services agreement (the “Administrative Services Agreement”). This Administrative Services Agreement was signed by the Company and the Sponsor on January 31, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $50,000 for the period from July 19, 2021 (inception) through June 30, 2022. As of June 30, 2022, the Company had $20,000 accrued under the Administrative Services Agreement due to the Sponsor.

Policy for Approval of Related Party Transactions

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We have adopted the audit committee charter. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial Business Combination with an entity that is affiliated with any of our founders unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA, or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, other than the $10,000 per month fee, no finder’s fees, reimbursements or cash payments will be made to our founders, existing officers, directors or advisors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to the IPO to be paid either prior to or in connection with our initial Business Combination. In addition, the following payments will be made to our founders or their affiliates, none of which will be made from the proceeds of the IPO held in the Trust Account prior to the completion of our initial Business Combination:

●	payment of $10,000 per month to our Sponsor, for use of office, utilities, personnel and related services, subject to deferral as described herein;

●	reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible business targets and Business Combinations;

●	repayment at the closing of our initial Business Combination of loans which may be made by our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,600,000 of such loans (in addition to the extension loans and convertible notes thereunder, if any) may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender. Such working capital units are identical to the Private Units sold in the Private Placement; and

●	if we extend the time we need to complete our Business Combination by February 2, 2023 (or up to November 2, 2023 if the Company extends the period of time to consummate a Business Combination), repayment at the closing of our initial Business Combination of loans which may be made by our Sponsor, its affiliates or designees in connection with our extension in the amount of $800,000, or up to $920,000 if the over-allotment option is exercised in full, for each 3-month period, which may be convertible into working capital units, at a price of $10.00 per unit, such working capital units are identical to the Private Units sold in the Private Placement.

Our audit committee will review on a quarterly basis all payments that were made to our founders or their affiliates, including the extension loan and extension convertible notes.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent.  An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Zhenyu Li, Alfred “Trey” Hickey and Buhdy Sin Swee Bok are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum Asia CPAs LLP (formerly Marcum Bernstein & Pinchuk LLP) (“MarcumAsia”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MarcumAsia in connection with regulatory filings. The aggregate fees billed by MarcumAsia for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from July 19, 2021 (inception) through June 30, 2022 total $86,381. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay MarcumAsia for professional services rendered for audit related fees for the period from July 19, 2021 (inception) through June 30, 2022

Tax Fees. We did not pay MarcumAsia for tax planning and tax advice for the period from July 19, 2021 (inception) through June 30, 2022.

All Other Fees. We did not pay MarcumAsia for other services for the period from July 19, 2021 (inception) through June 30, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
3.1*	Amended and Restated Memorandum and Articles of Association, dated January 28, 2022. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

4.1*	Specimen Unit Certificate. (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.2*	Specimen Ordinary Share Certificate. (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.3*	Specimen Warrant Certificate. (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.4*	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.4 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.5*	Warrant Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

4.6*	Rights Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.1*	Letter Agreement, dated January 31, 2022, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.2*	Investment Management Trust Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as trustee. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.3*	Escrow Agreement between the Registrant, dated January 31, 2022, Continental Stock Transfer & Trust Company and certain shareholders. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.4*	Registration Rights Agreement, dated January 31, 2022, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.5*	Private Units Purchase Agreement, dated January 31, 2022, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.6*	Private Units Purchase Agreement, dated January 31, 2022, between the Registrant and the Representative. (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.7*	Securities Transfer Agreement, dated January 31, 2022, among the Registrant, the Sponsor, and certain directors of the Registrant. (incorporated herein by reference to Exhibit 10.7 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.8*+	D&O Reserve Fund Escrow Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.8 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.9*	Administrative Service Agreement, dated January 31, 2022, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.9 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

99.1*	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

99.2*	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE WORLD ACQUISITION CORPORATION

Date: September 16, 2022
	By:	/s/ Liang Shi
Liang Shi
Chief Executive Officer, Chairman and Secretary
(Principal Executive Officer)

	By:	/s/ Tianyong Yan
Tianyong Yan
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Liang Shi	Chief Executive Officer, Chairman and Secretary	September 16, 2022
Liang Shi	(Principle Executive Officer)

/s/ Tianyong Yan	Chief Financial Officer	September 16, 2022
Tianyong Yan	(Principal Accounting and Financial Officer)

/s/ Weixiong (Jeff) Cheong	Chief Operating Officer	September 16, 2022
Weixiong (Jeff) Cheong

/s/ Buhdy Sin Swee Bok	Director	September 16, 2022
Buhdy Sin Swee Bok

/s/ Alfred “Trey” Hickey	Director	September 16, 2022
Alfred “Trey” Hickey

/s/ Zhenyu Li	Director	September 16, 2022
Zhenyu Li

BLUE WORLD ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Blue World Acquisition Corporation.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Blue World Acquisition Corporation (the “Company”) as of June 30, 2022, the related statements of operations, change in shareholders’ deficit and cash flows for the period from July 19, 2021 (inception) through June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the period from July 19, 2021 (inception) through June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Formerly Marcum Bernstein & Pinchuk LLP

Marcum Asia CPAs LLP

Formerly Marcum Bernstein & Pinchuk LLP

We have served as the Company’s auditor since 2021.

New York, NY

September 16, 2022

Firm ID#: 5395

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York • 10001

Phone 646.442.4845 • Fax 646.349.5200 • www.marcumasia.com

BLUE WORLD ACQUISITION CORPORATION

BALANCE SHEET

JUNE 30, 2022

Assets
Current assets:
Cash	$276,284
Prepaid expenses	33,946
Total Current Assets	310,230

Investment held in Trust Account	93,054,401
Cash held in Escrow Account	500,000
Total Assets	$93,864,631

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$62,734
Due to related party	20,000
Total Current Liabilities	82,734
Deferred underwriting discounts and commissions	3,220,000
Total Liabilities	3,302,734

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 9,200,000 shares at redemption value of $10.11 per share	93,054,401

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Class A ordinary shares, $0.0001 par value, 470,000,000 shares authorized, 464,480 shares issued and outstanding (excluding 9,200,0000 shares subject to possible redemption)	46
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,300,000 shares issued and outstanding	230
Additional paid-in capital	-
Accumulated deficit	(2,492,780)
Total Shareholders’ Deficit	(2,492,504)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$93,864,631

The accompanying notes are an integral part of these financial statements.

BLUE WORLD ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 19, 2021 (INCEPTION) THROUGH JUNE 30, 2022

Formation and operating costs	$230,926
Share-based compensation expense	150,379
Loss from operations	(381,305)

Other income:
Dividend earned on investment held in Trust Account	134,401
Interest income	12
Total other income	134,413

Net loss	$(246,892)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	3,950,432
Basic and diluted net loss per redeemable Class A ordinary shares	$(0.04)
Basic and diluted weighted average non-redeemable Class A and Class B ordinary shares outstanding	2,328,264
Basic and diluted net loss per non-redeemable Class A and Class B ordinary share	$(0.04)

The accompanying notes are an integral part of these financial statements.

BLUE WORLD ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 19, 2021 (INCEPTION) THROUGH JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder	-	-	2,300,000	230	24,770	-	25,000
Allocated fair value of public rights and warrants, net of allocated offering costs	-	-	-	-	8,255,323	-	8,255,323
Sale of private placement units	424,480	42	-	-	4,244,758	-	4,244,800
Issuance of representative shares	40,000	4	-	-	308,254	-	308,258
Share-based compensation expense	-	-	-	-	150,379	-	150,379
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(12,983,484)	(2,245,888)	(15,229,372)
Net loss	-	-	-	-	-	(246,892)	(246,892)
Balance as of June 30, 2022	464,480	$46	2,300,000	$230	$-	$(2,492,780)	$(2,492,504)

The accompanying notes are an integral part of these financial statements.

BLUE WORLD ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 19, 2021 (INCEPTION) THROUGH JUNE 30, 2022

Cash Flows from Operating Activities:
Net loss	$(246,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	150,379
Dividend earned on investment held in Trust Account	(134,401)
Changes in operating assets and liabilities:
Prepaid expenses	(33,946)
Accounts payable and accrued expenses	62,734
Due to related party	20,000
Net Cash Used in Operating Activities	(182,126)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(92,920,000)
Net Cash Used in Investing Activities	(92,920,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offerings, net of underwriters’ discount	90,160,000
Proceeds from sale of private placement units	4,244,800
Proceeds from issuance of promissory note to related party	287,547
Repayment of promissory note to related party	(287,547)
Payment of offering costs	(526,390)
Deposits made to Escrow Account	(500,000)
Net Cash Provided by Financing Activities	93,378,410

Net Change in Cash	276,284

Cash, beginning of period	-
Cash, end of year	$276,284

Supplemental Disclosure of Cash Flow Information:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred underwriter’s discount	$3,220,000
Issuance of representative shares	$308,258
Remeasurement of Class A ordinary shares subject to possible redemption	$15,229,372

The accompanying notes are an integral part of these financial statements.

NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN

Blue World Acquisition Corporation (the “Company”) is a blank check exempted company incorporated on July 19, 2021, under the laws of the Cayman Islands for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and is subject to all risks associated with emerging growth companies (See Note 2). The Company’s efforts to identify a prospective target business will primarily in the marine leisure, cruise, marine infrastructure and engineering, general hospitality, travel and tourism, marine services, logistics and supply chain, offshore energy solutions and related industry segments. The Company is not limited to a particular region for purposes of consummating an initial Business Combination, however, the Company may focus on targets that, regardless of geographic location of operations or corporate offices, have viable synergies with the Asia Pacific and the U.S. markets for the above industry segments, either physically or virtually. The Company will not undertake its initial Business Combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

As of June 30, 2022, the Company had not commenced any operations. For the period from July 19, 2021 (inception) through June 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to its initial public offering (the “Initial Public Offering”) as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 424,480 units (the “Private Units”) including 378,480 Private Units to the Company’s sponsor, Blue World Holdings Limited (the “Sponsor”), and 46,000 Private Units to Maxim Group LLC (or its designees) (“Maxim”), the representative of the several underwriters (the “Representative”), respectively. Each Private Unit consists of one Class A Ordinary Share, one-half of one redeemable warrant (the “Private Warrants”), each whole Private Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, and one right (the “Private Rights”), each one Private Right entitling the holder thereof to exchange for one-tenth of one Class A Ordinary Share upon the completion of the Company’s initial Business Combination. The Private Units were sold at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $4,244,800. The Private Units are identical to the Public Units sold in the Initial Public Offering, except that the holders of the Private Units have agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until the completion of the Company’s initial Business Combination.

The Company also issued 40,000 shares of Class A Ordinary Shares (the “Representative Shares”) to Maxim as part of representative compensation. The Representative Shares are identical to the Class A Ordinary Shares sold as part of the Public Units, except that Maxim has agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination by February 2, 2023 (or up to November 2, 2023 if the Company extends the period of time to consummate a Business Combination). The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to FINRA Rule 5110 (e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

Transaction costs amounted to $5,919,648, consisting of $1,840,000 of underwriting discounts and commissions, $3,220,000 of deferred underwriting commissions, $551,390 of other offering costs and $308,258 fair value of the Representative Shares issued to the underwriter.

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

The Company’s founders and Maxim (the “Initial Shareholders”) have agreed (a) to vote their Founder Shares (as defined below), the Class A Ordinary Shares included in the Private Units (the “Private Shares”), the Representative Shares and any Class A Ordinary Shares included in the Public Units (the “Public Shares”) purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would stop the public shareholders from redeeming or selling their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares into the right to receive cash from the Trust Account in connection with any such vote; (c) not to redeem any Founder Shares, Private Share, and Representative Shares (as well as any Public Shares purchased during or after the Initial Public Offering) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or sell any shares in a tender offer in connection with a Business Combination) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, Private Shares, and Representative Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until February 2, 2023 to complete an initial Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by February 2, 2023, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of up to November 2, 2023 to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or their affiliates or designees must deposit into the Trust Account $920,000 ($0.10 per share in either case), on or prior to the applicable deadline.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had cash of $276,284 and a working capital of $227,496. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been a significant impact as of the date of these financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

In preparing these financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $276,284 in cash as of June 30, 2022. The Company did not have any cash equivalents as of June 30, 2022.

●	Investment held in Trust Account

As of June 30, 2022, the assets held in the Trust Account include $93,054,401, including $134,401 dividend earned, of investments held in money market funds, which are invested in U.S. Treasury securities and characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

●	Cash held in Escrow Account

The Company has entered into a certain escrow agreement with Continental Stock Transfer & Trust Company who acts as the escrow agent pursuant to which the Company agreed to deposit the aggregated amount of $1,000,000 ($500,000 payable upon the closing of Initial Public Offering and $500,000 payable one business day prior to the entry of a definitive agreement in connection with an initial Business Combination) into the escrow account until the earlier of (i) one year of the closing of an initial Business Combination; (ii) one year of the Company’s liquidation or windup in accordance with the Company’s Amended and Restated Memorandum and Articles of Association; and (iii) such date as may be approved by the Company’s shareholders in accordance with the amended and restated memorandum and articles of association (such arrangement is referred as “indemnity escrow”). The escrow fund will be released by the escrow agent under joint instruction by the Company and its claim manager Andros Risk Services LLC, who would act pursuant to the claim coverage guidelines provided thereof, which, among others, include indemnification for (i) loss from any claims first made against the Company’s directors, officers and risk manager for a Wrongful Act (as defined in escrow agreement) during the period from the effectiveness of the Company’s registration statement on January 31, 2022 until the earlier of (A) the closing of an initial Business Combination and (B) the Company’s liquidation or windup (the “Coverage Period”), loss or inquiry costs from any investigations of or Inquiry (as defined in escrow agreement) received by the Company’s directors, officers and risk manager during the Coverage Period; (ii) loss of the Company, the Sponsor, or the Company’s successor to indemnify its directors officers and risk manager for item (i) above; (iii) loss from any Securities Claim (as defined in the escrow agreement) first made against the Company during the Coverage Period for a wrongful act and its costs, charges, or expenses in seeking dismissal of any Derivative Suit (as defined in escrow agreement), subject to certain conditions, and other certain coverage guidelines against the Company; and (iv) any costs incurred by the Company in connection with Security Holder Demand Investigation (as defined in the as defined in the escrow agreement) for a wrongful act and Books and Records Demand (as defined in the indemnity escrow) first received by the Company during the Coverage Period

As of June 30, 2022, the Company had $500,000 in cash held in the Escrow Account.

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

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company has two classes of shares, which are referred to as redeemable shares and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed loss allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed loss is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed loss ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Period from July 19, 2021 (inception) through June 30, 2022
	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(155,340)	$(91,552)
Denominators:
Weighted-average shares outstanding	3,950,432	2,328,264
Basic and diluted net loss per share	$(0.04)	$(0.04)

●	Class A ordinary shares subject to possible redemption

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

As of June 30, 2022, the amount of Class A Ordinary Shares reflected on the balance sheet are reconciled in the following table:

June 30, 2022
Gross proceeds	$92,000,000
Less:
Proceeds allocated to Public Warrants and Public Rights	(8,841,200)
Offering costs of Public Shares	(5,333,771)
Plus:
Initial measurement adjustment on redeemable ordinary shares	14,174,971
Re-measurement adjustment on redeemable ordinary shares	1,054,401
Class A ordinary shares subject to possible redemption	$93,054,401

●	Share-based compensation expense

The Company accounts for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). The Company has recognized share-based compensation expense in the amount of $150,379 for the period from July 19, 2021 (inception) through June 30, 2022 in connection with the 20,000 founder shares transferred to the Company’s independent directors as part of their compensation.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. The Company determined that upon further review of the warrant agreements, the Company concluded that its warrants qualify for equity accounting treatment.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the period from July 19, 2021 (inception) through June 30, 2022.

The Company is considered to be an exempted Cayman Islands company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

●	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted earnings per share by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The adoption of ASU 2020-06 on July 1, 2022 did not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 424,480 Private Units, including 378,480 Private Units to the Sponsor, and 46,000 Private Units to Maxim, the representative of the several underwriters, respectively. Each Private Unit consists of one Class A Ordinary Share, one-half of one Private Warrant, and one Private Right. The Private Units were sold at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $4,244,800. The Private Units are identical to the Public Units sold in the Initial Public Offering, except that the holders of the Private Units have agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until the completion of the Company’s initial Business Combination.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2021, the Sponsor acquired 2,300,000 Class B ordinary shares, par value $0.0001 per share, (“Founder Shares”) for an aggregate purchase price of $25,000.

As of June 30, 2022, there were 2,300,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

Simultaneously with the effectiveness of the registration statement and closing of the Initial Public Offering (including the full exercise of over-allotment option), the Sponsor transferred 10,000 Founder Shares to each of Messrs. Alfred “Trey” Hickey and Buhdy Sin Swee Bok at the same price originally paid by the Sponsor for such shares, pursuant to a certain securities transfer agreement (the “Securities Transfer Agreement”) dated January 31, 2022 among the Company, the transferees and the Sponsor. The transfer was considered to be part of the transferees’ compensation to become the Company’s independent directors.

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

As of June 30, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the Initial Public Offering to pay the Sponsor, a monthly fee of $10,000 for general and administrative services. This agreement was signed by the Company and the Sponsor on January 31, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $50,000 for the period from July 19, 2021 (inception) through June 30, 2022. As of June 30, 2022, the Company had $20,000 accrued under the Administrative Services Agreement due to the Sponsor.

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 470,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2022, there were 464,480 Class A Ordinary Shares issued or outstanding, excluding 9,200,000 shares subject to possible redemption.

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

Rights

As of June 30, 2022, there were 9,200,000 Public Rights and 424,480 Private Rights outstanding. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of a Business Combination, even if the holder of a Public Right redeemed all Class A Ordinary Shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each registered holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the kind and amount of securities or properties of the surviving company that the one-tenth (1/10) of one Class A Ordinary Share underlying each right is entitled to upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of Class A Ordinary Shares will receive in the transaction on an as-converted into ordinary shares basis.

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

Redeemable Warrants

As of June 30, 2022, there were 4,600,000 Public Warrants and 212,240 Private Warrants outstanding. Each whole redeemable warrant entitles the registered holder to purchase one Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of the thirty (30) days after the completion of an initial Business Combination and one (1) year from the consummation of the Initial Public Offering. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. However, except as set forth below, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to such Class A Ordinary Shares. Notwithstanding the foregoing, if a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective within 90 days from the consummation of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the consummation of the Initial Public Offering at 5:00 p.m., Eastern Standard Time.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of the Company’s prospectus, as well as the holders of the Private Units (and all underlying securities) and any securities its initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) or extension loans can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Representative will be entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $3,220,000 upon consummation of the Company’s initial Business Combination.

Representative Shares

The Company issued 40,000 Representative Shares to Maxim as part of Representative compensation. The Representative Shares are identical to the Public Shares except that Maxim has agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

Right of First Refusal

Subject to certain conditions, the Company granted Maxim, for a period of 12 months after the date of the consummation of its Business Combination, a right of first refusal to act as book running manager with at least 50% of the economics; for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(g)(6), such right of first refusal shall not have a duration of more than three years from the commencement of sales of the offering.

NOTE 8 — FAIR VALUE MEASUREMENTS

As of June 30, 2022, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $93,054,401 which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$93,054,401	$93,054,401	$-	$-
Total	$93,054,401	$93,054,401	$-	$-

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

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.