Form 10-Q
period 2022-09-30
Blue World Acquisition Corp
filed 2022-11-10
CIK 1878074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

BLUE WORLD ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page
Part I.	Financial Information
	Item 1. Financial Statements (Unaudited)	1
	Condensed Balance Sheet as of September 30, 2022 (Unaudited) and June 30, 2022	1
	Condensed Statements of Operations for the Three Months Ended September 30, 2022 and for the Period from July 19, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2022 and for the Period from July 19, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the Three Months Ended September 30, 2022 and for the Period from July 19, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5 -19
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
	Item 4. Controls and Procedures	25
Part II	Other Information
	Item 1. Legal Proceedings	26
	Item 1A. Risk Factors	26
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
	Item 3. Defaults upon Senior Securities	26
	Item 4. Mine Safety Disclosures	26
	Item 5. Other Information	26
	Item 6. Exhibits	26
Signatures		27

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WORLD ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	June 30, 2022
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$114,592	$276,284
Prepaid expenses	19,071	33,946
Prepaid expenses - related party	9,058	-
Total Current Assets	142,721	310,230

Investment held in Trust Account	93,473,802	93,054,401
Cash held in Escrow Account	500,000	500,000
Total Assets	$94,116,523	$93,864,631

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$76,301	$62,734
Due to related party	10,000	20,000
Total Current Liabilities	86,301	82,734
Deferred underwriting discounts and commissions	3,220,000	3,220,000
Total Liabilities	3,306,301	3,302,734

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 9,200,000 shares at redemption value of $10.16 and $10.11 per share as of September 30, 2022 and June 30, 2022, respectively	93,473,802	93,054,401

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 470,000,000 shares authorized, 464,480 shares issued and outstanding (excluding 9,200,0000 shares subject to possible redemption)	46	46
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,300,000 shares issued and outstanding	230	230
Additional paid-in capital	-	-
Accumulated deficit	(2,663,856)	(2,492,780)
Total Shareholders’ Deficit	(2,663,580)	(2,492,504)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$94,116,523	$93,864,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Period from July 19, 2021 (inception) through
	September 30, 2022	September 30, 2021
Formation and operating costs	$171,082	$7,506
Loss from operations	(171,082)	(7,506)

Other income:
Dividend earned on investment held in Trust Account	419,401	-
Interest income	6	-
Total other income	419,407	-
Net income (loss)	$248,325	$(7,506)
Basic and diluted weighted average redeemable Class A ordinary shares outstanding	9,200,000	-
Basic and diluted net income per redeemable Class A ordinary shares	$0.02	$-
Basic and diluted weighted average non-redeemable Class A and Class B ordinary shares outstanding	2,764,480	2,000,000 (1)
Basic and diluted net income (loss) per non-redeemable Class A and Class B ordinary share	$0.02	$(0.00)

(1)	This number excludes an aggregate of up to 300,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on February 2, 2022.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended September 30, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2022	464,480	$46	2,300,000	$230	$-	$(2,492,780)	$(2,492,504)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(419,401)	(419,401)
Net loss	-	-	-	-	-	248,325	248,325
Balance as of September 30, 2022	464,480	$46	2,300,000	$230	$-	$(2,663,856)	$(2,663,580)

	For the Period from July 19, 2021 (inception) through September 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder	-	-	2,300,000	230	24,770	-	25,000
Net loss	-	-	-	-	-	(7,506)	(7,506)
Balance as of September 30, 2021	-	$-	2,300,000	$230	$24,770	$(7,506)	$17,494

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Period from July 19, 2021 (inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$248,325	$(7,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(419,401)	-
Changes in operating assets and liabilities:
Prepaid expenses	14,875	-
Prepaid expenses - related party	(9,058)	-
Accounts payable and accrued expenses	13,567	-
Due to related party	(10,000)	-
Net Cash Used in Operating Activities	(161,692)	(7,506)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	-	7,506
Net Cash Provided by Financing Activities	-	7,506

Net Change in Cash	(161,692)	-

Cash, beginning of period	276,284	-
Cash, end of period	$114,592	$-

Supplemental Disclosure of Cash Flow Information:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Offering costs paid by promissory note – related party	$-	$220,490
Remeasurement of Class A ordinary shares subject to possible redemption	$419,401	$-

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

As of September 30, 2022, the Company had not commenced any operations. For the period from July 19, 2021 (inception) through September 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to its initial public offering (the “Initial Public Offering”) as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend/interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

Transaction costs amounted to $5,919,648, consisting of $1,840,000 of underwriting discounts and commissions, $3,220,000 of deferred underwriting commissions, $551,390 of other offering costs and $308,258 fair value of the Representative Shares issued to Maxim.

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

The Company will have until February 2, 2023 to complete an initial Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by February 2, 2023, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of up to November 2, 2023 to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $920,000 ($0.10 per share in either case), on or prior to the applicable deadline.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had cash of $114,592 and a working capital of $56,420. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period on February 2, 2023, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending June 30, 2023 or for any future interim periods. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $114,592 and $276,284 in cash as of September 30, 2022 and June 30, 2022, respectively. The Company did not have any cash equivalents as of September 30, 2022 and June 30, 2022.

●	Investment held in Trust Account

As of September 30, 2022 and June 30, 2022, the assets held in the Trust Account include $93,473,802 and $93,054,401, respectively, of investments held in money market funds, which are invested in U.S. Treasury securities and characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). As of September 30, 2022 and June 30, 2022, accumulated dividend earned and held in the Trust Account amounted to $553,802 and $134,401, respectively.

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

As of September 30, 2022 and June 30, 2022, the Company had $500,000 in cash held in the Escrow Account.

●	Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company has two classes of shares, which are referred to as redeemable shares and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Period from July 19, 2021 (inception) through
	September 30, 2022		September 30, 2021
	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income	$190,948	$57,377	$-	$(7,506)
Denominators:
Weighted-average shares outstanding	9,200,000	2,764,480	-	2,000,000 (1)
Basic and diluted net income (loss) per share	$0.02	$0.02	$-	$(0.00)

(1)	This number excludes an aggregate of up to 300,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on February 2, 2022.

●	Class A ordinary shares subject to possible redemption

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

As of September 30, 2022 and June 30, 2022, the amount of Class A Ordinary Shares reflected on the balance sheet are reconciled in the following table:

	September 30, 2022	June 30, 2022
Gross proceeds	$92,000,000	$92,000,000
Less:
Proceeds allocated to Public Warrants and Public Rights	(8,841,200)	(8,841,200)
Offering costs of Public Shares	(5,333,771)	(5,333,771)
Plus:
Initial measurement adjustment on redeemable ordinary shares	14,174,971	14,174,971
Re-measurement adjustment on redeemable ordinary shares	1,473,802	1,054,401
Class A ordinary shares subject to possible redemption	$93,473,802	$93,054,401

●	Share-based compensation expense

The Company accounts for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). For the three months ended September 30, 2022 and for the period from July 19, 2021 (inception) through September 30, 2021, the Company did not recognize any share-based compensation expense.

●	Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s tax provision is zero for the three months ended September 30, 2022 and for the period from July 19, 2021 (inception) through September 30, 2021.

The Company is considered to be an exempted Cayman Islands company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

●	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022 and June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted earnings per share by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The adoption of ASU 2020-06 on July 1, 2022 did not have a material effect on the Company’s unaudited condensed financial statements.

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

As of September 30, 2022 and June 30, 2022, there were 2,300,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

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

Prepaid Expenses — Related Party

Due the three months ended September 30, 2022, the Company prepaid $9,058 to Mr. Liang Shi, the Company’s Director, Chief Executive Officer, Secretary and Chairman, as travel advance to search for targets. As of September 30, 2022, prepaid expenses to Mr. Liang Shi amounted to $9,058. The prepaid expenses is expected to be utilized as travel expenses in the quarter ended December 31, 2022.

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

As of September 30, 2022 and June 30, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the Initial Public Offering to pay the Sponsor, a monthly fee of $10,000 for general and administrative services. This agreement was signed by the Company and the Sponsor on January 31, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $30,000 and $0 for the three months ended September 30, 2022 and for the period from July 19, 2021 (inception) through September 30, 2021, respectively. As of September 30, 2022 and June 30, 2022, the Company had $10,000 and $20,000, respectively, accrued under the Administrative Services Agreement due to the Sponsor.

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and June 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 470,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2022 and June 30, 2022, there were 464,480 Class A Ordinary Shares issued or outstanding, excluding 9,200,000 shares subject to possible redemption.

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

Rights

As of September 30, 2022 and June 30, 2022, there were 9,200,000 Public Rights and 424,480 Private Rights outstanding. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of a Business Combination, even if the holder of a Public Right redeemed all Class A Ordinary Shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each registered holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the kind and amount of securities or properties of the surviving company that the one-tenth (1/10) of one Class A Ordinary Share underlying each right is entitled to upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of Class A Ordinary Shares will receive in the transaction on an as-converted into ordinary shares basis.

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

Redeemable Warrants

As of September 30, 2022 and June 30, 2022, there were 4,600,000 Public Warrants and 212,240 Private Warrants outstanding. Each whole redeemable warrant entitles the registered holder to purchase one Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of the thirty (30) days after the completion of an initial Business Combination and one (1) year from the consummation of the Initial Public Offering. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. However, except as set forth below, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to such Class A Ordinary Shares. Notwithstanding the foregoing, if a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective within 90 days from the consummation of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the consummation of the Initial Public Offering at 5:00 p.m., Eastern Standard Time.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

As of September 30, 2022 and June 30, 2022, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $93,473,802 and $93,054,401, respectively, which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and June 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

September 30, 2022	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$93,473,802	$93,473,802	$-	$-
Total	$93,473,802	$93,473,802	$-	$-

June 30, 2022	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$93,054,401	$93,054,401	$-	$-
Total	$93,054,401	$93,054,401	$-	$-

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

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

On February 2, 2022, we consummated the IPO of 9,200,000 units (the “Units”), which included 1,200,000 Units issued upon the full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A Ordinary Share, $0.0001 par value per share (the “Class A Ordinary Share”), one-half of one redeemable warrant (the “Warrants”), each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share, and one right (the “Right”), each one Right entitling the holder thereof to exchange for one-tenth of one Class A Ordinary Share upon the completion of our initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $92,000,000.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022 and the period from July 19, 2021 (inception) through September 30, 2022, we had a net gain of $248,325 and net loss of $7,506, respectively. Our net income for the three months ended September 30, 2022 is attributed to dividend earned on investment held in Trust Account and interest income.

Liquidity and Capital Resources

For the period from July 19, 2021 (inception) through September 30, 2022, cash used in operating activities was $7,506. As of September 30, 2022, we had cash outside the Trust Account of $114,592 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the ordinary shares. As of September 30, 2022, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Prepaid Expense to Related Party

Due the three months ended September 30, 2022, the Company prepaid $9,058 to Mr. Liang Shi, the Company’s Director, Chief Executive Officer, Secretary and Chairman, as travel advance to search for targets. As of September 30, 2022, prepaid expenses to Mr. Liang Shi amounted to $9,058. The prepaid expenses is expected to be utilized as travel expenses in the quarter ended December 31, 2022.

Until consummation of the Business Combination, we will be using the funds not held in the Trust Account, and any additional funding that may be loaned to us by the Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination and will need to raise additional capital. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination, or, at the lender’s discretion, up to $1,600,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

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

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay Maxim a deferred underwriters’ discount equal to 3.5% of the gross proceeds of the IPO and the underwriter’s full exercise of the over-allotment. The deferred underwriter’s discount of $3,220,000 will become payable to Maxim from the amounts held in the Trust Account solely in the event that we complete a Business Combination.

The founder shares, the Class A Ordinary Shares included in the Private Units, and any Class A Ordinary Shares that may be issued upon conversion of working capital loans (and any underlying securities) will be entitled to registration rights pursuant to a registration and shareholder rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies, Judgements and Estimates

Use of estimates

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

Investments held in Trust Account

At September 30, 2022, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE WORLD ACQUISITION CORPORATION

Date: November 10, 2022	By:	/s/ Liang Shi
Liang Shi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tianyong Yan
Tianyong Yan
Chief Financial Officer (Principal Financial and Accounting Officer)