Form 10-K/A
period 2022-06-30
Blue World Acquisition Corp
filed 2023-04-07
CIK 1878074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Blue World Acquisition Corporation (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission on September 16, 2022. We are filing this Form 10-K/A in response to a comment letter received from the SEC (the “Comment Letter”) in connection with its review of the Original Form 10-K. In response to the Comment Letter, changes and revisions have been made to the following items: “Part I – Item 1. Business Overview” and “Part I – Item 1A. Risk Factors.” We also file certain exhibit with this Form 10-K/A. This Form 10-K/A includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, from our Chief Executive Officer and Chief Financial Officer, dated as of the date of filing of this Form 10-K/A.

This Form 10-K/A reflects information as of the original filing date of the Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-K, except as specifically noted above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

BLUE WORLD ACQUISITION CORPORATION

i

CERTAIN TERMS

References to “Blue World,” the “Company,” “our Company,” “our,” “us” or “we” refer to Blue World Acquisition Corporation, a blank check company incorporated on July 19, 2021 as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Blue World Holdings Limited. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on February 2, 202 (the “Closing Date”). References to “public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

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

Even though a majority of our management are located outside China, our Sponsor and some of our officers and directors have signature ties to China. Specifically, our Sponsor is a Hong Kong company located in Hong Kong. Our Chief Executive Officer, Mr. Liang Shi, and our Chief Financial Officer, Mr. Tianyong Yan, who are both directors, are located in China. Mr. Zhenyu Li, one of our independent directors, though located outside China, is a Chinese citizen. Except as mentioned above, the other officer and two directors are all non-Chinese citizens located outside China. As a result, because of such significant ties to China, it may make us a less attractive partner to a non-China-based target company, which may therefore limit the pool of acquisition candidates available to us.

We may also be subject to risks due to uncertainty of the interpretation and the application of the PRC laws and regulations. Recently, the PRC government recently initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. However, since these statements and regulatory actions are new or have not been officially implemented, it is uncertain how soon Chinese legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our capability to complete a Business Combination within a prescribed time period, and post-combination entity’s ability to conduct its business or list on an U.S. exchange or other foreign exchange. See “Part I – Item 1. – Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” starting on page 7  of this Annual Report.

Though we are not a PRC operating entity, however, we cannot assure you that our conclusion will not be revoked by the Chinese government or there is any change in the PRC laws, regulations or rules in the future would lead different outcome, due to the ties our management and Sponsor have with China. The Chinese government may intervene or influence the operations of the PRC operating entities at any time and may exert more control over offerings conducted overseas, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions; as well as uncertainties with respect to the PRC legal system could have a material adverse effect on our operation and the value of our securities. For instance, (i) as the date of this Annual Report, we are not required to obtain any permission from China authorities nor received any objection or restriction from Chinese authorities to list our securities in U.S. exchanges, however, we cannot guarantee that PRC authorities may initiate any change in its law, rules or regulations, or governmental policies that would require permission or scrutiny from relevant PRC authorities for our listing; or any law, regulation, rules and policies will become effective and enforceable while are listing on Nasdaq and seeking a target for the initial Business Combination that could substantially affect our operation and the value of our securities may depreciate quickly even become worthless. See “Part I – Item 1.— Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” on page 7;  and (ii) prior to the consummation of our initial Business Combination, our operation involves searching and identifying suitable targets, conducting due diligence on targets, negotiating and consummating our initial Business Combination. Though we will not undertake our initial Business Combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), we are subject to risks and uncertainties about future actions of the PRC government or law enforcement to refrain our activities or operation due to the significant ties to China of our Sponsor, officers and directors, which would likely result in a material change in our operations, significantly limit or hinder our ability to continue to offer our securities, and cause the value of our securities may depreciate significantly or become worthless. See “Part I – Item 1A. Risk Factors — Even though we are not a China-based issuer, the Sponsor and a majority of our officers and directors have significant ties to China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies reach a different conclusion, and that we were required to obtain approval and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.” on page 10 of this Annual Report.

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

Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations

We are a blank check company incorporated in Cayman Islands with no operations or subsidiaries in China. Currently our company does not own or control any equity interest in any PRC company or operate any business in China. The China Securities Regulatory Commission (the “CSRC”) has not issued any definitive rule or interpretation concerning whether listing of our securities are subject to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), and we believe that we are not required to obtain any licenses or approvals, under applicable PRC laws and regulations, for our listing on Nasdaq and seeking a target for the initial Business Combination. Further, according to the Measures for Cybersecurity Review, which was promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity and we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), we do not believe that we are or the post-combination entity will be a “network platform operator(s)”, or subject to the cybersecurity review of the Cyberspace Administration of China (the “CAC”). As of the date hereof, we have not received any inquiry, notice, warning, sanction or any regulatory objection to our listing from any relevant PRC authorities.

Further, we do not consider ourselves a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China. We are a blank check company incorporated in Cayman Islands with no operation of our own except searching for a non-China-based target for our initial Business Combination. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended June 30, 2022, we do not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

As of the date of this report, no transfers, dividends, or distributions have been made by us. We have not adopted or maintained any other cash management policies and procedures and need to comply with applicable law or regulations with respect to transfer of funds, dividends and distributions, if any. Given that we are not a China-based issuer or expect to be a China-based issuer upon the consummation of our initial Business Combination, we are not subject to or will become subject to the foreign exchange control rules of the PRC.

However, applicable laws, regulations, or interpretations of PRC may change, and the relevant PRC government agencies could reach a different conclusion. There is also possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required. If prior approval was required while we inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require us to obtain the approval in the future, we may face regulatory actions or other sanctions from relevant Chinese regulatory authorities. These authorities may take actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations. Further, if we are required by the Trial Measures to file with the CSRC, we cannot assure you that we will be able to complete such filings in a timely manner, or even at all. The CSRC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, be subject to other severe consequences, which would materially affect the interest of the investors. To that extent, we may not be able to conduct the process of searching for a potential target company. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to continue to offer the securities, causing significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause the securities to significantly decline in value or become worthless.

Recent PCAOB Developments

We are a blank check company incorporated in Cayman Islands with our office located in the United States. We have no operations or subsidiaries in China and will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). Our auditor, Marcum Asia CPAs LLP (formerly Marcum Bernstein & Pinchuk LLP) (“Marcum Asia”), headquartered in New York City, is an independent registered public accounting firm registered with the United States Public Company Accounting Oversight Board (“PCAOB”) and is subject to laws in the United States pursuant to which PCAOB conducts regular inspections to assess Marcum Asia’s compliance with applicable professional standards. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in mainland China or Hong Kong and was not identified in any report as a firm subject to the PCAOB’s determination.

We are not allowed to pursue a business combination with a China-based target, however, we may be subject to Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023 (the “HFCAA”) and related regulations if we pursue an opportunity with a foreign company. For instance, the HFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China.

We may not be able to consummate a business combination with a favored target business due to these laws. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

The documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare. The HFCAA mandates the SEC to identify issuers of SEC-registered securities whose audited financial reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for three consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the HFCAA. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

Future developments in respect of increased U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

Other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

Enforceability of Civil Liability

Our Chief Executive Officer and one Chief Financial Officer, who are both directors, are located in China. Our Chief Operating Officer and one director are located in Singapore We have one director located in the United States and another one director located in Canada. Our Sponsor is a company incorporated in Hong Kong. Further, there is uncertainty if any officers and directors of the post-combination entity will be located outside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors (prior to or after the business combination) located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws.

In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, and you may have to incur substantial costs and contribute significant time to enforce civil liabilities and criminal penalties in reliance on legal remedies under PRC laws. Therefore, recognition and enforcement in the PRC of judgement of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

There is also substantial doubt as to the enforceability in Canada against him in original actions or in actions for enforcement of judgments of U.S. courts, of liabilities based solely upon the civil liability provisions of the U.S. federal securities laws. Additionally, a judgment of a U.S. court predicated solely upon civil liability under such laws would probably be enforceable in Canada if the United States court in which the judgment was obtained has a basis for jurisdiction in the matter that was recognized by a Canadian court for such purposes; however, there is substantial doubt whether an original action could be brought successfully in Canada predicated solely upon such civil liabilities.

In addition, it is possible that the courts in Singapore may not (i) recognize and enforce judgments of courts in the United States, based upon the civil liability provisions of the securities laws of the United States or any state or territory of the United States (ii) enter judgments in original actions brought in the Singapore courts based solely on the civil liability provisions of these securities laws. An in personam final and conclusive judgment in the federal or state courts of the United States under which a fixed or ascertainable sum of money is payable may generally be enforced as a debt in the Singapore courts under the common law as long as it is established that the Singapore courts have jurisdiction over the judgment debtor. Additionally, the court where the judgment was obtained must have had international jurisdiction over the party sought to be bound in the local proceedings. However, the Singapore courts are unlikely to enforce a foreign judgment if (a) the foreign judgment is inconsistent with a prior local judgment that is binding on the same parties; (b) the enforcement of the foreign judgment would contravene the public policy of Singapore; (c) the proceedings in which the foreign judgment was obtained were contrary to principles of natural justice; (d) the foreign judgment was obtained by fraud or (e) the enforcement of the foreign judgment amounts to the direct or indirect enforcement of a foreign penal, revenue or other public law.

In particular, the Singapore courts may potentially not allow the enforcement of any foreign judgment for a sum payable in respect of taxes, fines, penalties or other similar charges, including the judgments of courts in the United States based upon the civil liability provisions of the securities laws of the United States or any state or territory of the United States. In respect of civil liability provisions of the United States federal and state securities law which permit punitive damages against us and our directors or executive officers, we are unaware of any decision by the Singapore courts which has considered the specific issue of whether a judgment of a United States court based on such civil liability provisions of the securities laws of the United States or any state or territory of the United States is enforceable in Singapore.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, in addition to any risk factors disclosed in our registration statement on Form S-1 (File No.: 333-261585), which became effective on January 31, 2022, we believe the risks described below outline additional items of most concern to us:

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon our ability to complete our initial Business Combination.

Even though we are a blank check company incorporated in Cayman Islands, some of our officers and directors and our Sponsor have significant ties to China. Accordingly, economic, political and legal developments in the PRC may significantly affect our business, financial condition, results of operations and prospects. Policies, regulations, rules, and the enforcement of laws of the PRC government may change quickly with little advance notice, which can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. If those significant ties continue in existence following our initial Business Combination, our post-combination entity’s may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the Internet, including censorship and other restriction on material which can be transmitted over the Internet, security, intellectual property, money laundering, taxation and other laws that affect our post-combination entity’s ability to operate its business.

Even though we are not a China-based issuer, the Sponsor and a majority of our officers and directors have significant ties to China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies reach a different conclusion, and that we were required to obtain approval and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Even though we are not a China-based issuer, the Sponsor and some of our officers and directors are relocated in China. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof.

We could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply, and such compliance or any associated inquiries or investigations or any other government actions may require significant management time and attention; and subject us to remedies, administrative penalties and even criminal liabilities that may harm the post-combination entity’s business, including fines assessed for its current or historical operations that it modifies or even cease its business practices.

As we are not a China-based company under the Trial Measures nor a PRC operating entity, given that (a) the CSRC, currently has not issued any definitive rule or interpretation concerning whether offerings and listing like ours are subject to the M&A Rules; and (b) our company is a blank check company incorporated in Cayman Islands rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China, we believe that we are not required to obtain any licenses or approvals, under applicable PRC laws and regulations, for our operation or listing on Nasdaq and while seeking a target for the initial business combination. Further, according to the Measures for Cybersecurity Review, which was promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity, we do not believe that we are or the post-combination entity will be a “network platform operator(s)”, or subject to the cybersecurity review of the CAC. As of the date of hereof, we have not received any inquiry, notice, warning, sanction or any regulatory objection to this offering from any relevant PRC authorities.

We do not consider ourselves a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended June 30, 2022, we do not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

However, applicable laws, regulations, or interpretations of PRC may change, and the relevant PRC government agencies could reach a different conclusion. There is also possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required. If prior approval was required while we inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require us to obtain the approval in the future, we may face regulatory actions or other sanctions from relevant Chinese regulatory authorities. These authorities may take actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations. Further, if we are required by the Trial Measures to file with the CSRC, we cannot assure you that we will be able to complete such filings in a timely manner, or even at all. The CSRC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, be subject to other severe consequences, which would materially affect the interest of the investors. To that extent, we may not be able to conduct the process of searching for a potential target company. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to continue to offer the securities, causing significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause the securities to significantly decline in value or become worthless.

China Securities Regulatory Commission and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Even though we are not a China based issuer, if the CSRC or another PRC regulatory body subsequently determines that its approval is needed for our listing on Nasdaq or seeking a target for the initial Business Combination, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Even though we are a blank check company incorporated in Cayman Islands and a non-China based issuer, our Sponsor and some of our officers and directors have significant ties to China. Since this document is relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws, regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our future business combination ~~with a PRC Target Company~~. Therefore, CSRC and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas. If the CSRC or another PRC regulatory body subsequently determines that its approval is needed for our listing on Nasdaq, a business combination, the issuance of our ordinary shares upon exercise of the rights, or maintaining our status as a publicly listed company outside China, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC regulatory agencies. In any such event, these regulatory agencies may delay a potential business combination, impose fines and penalties, limit our acquisitions and operations ~~of a target business in China~~, or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

We may not be able to complete an initial Business Combination with a U.S. target company if such initial Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Our Sponsor, Blue World Holdings Limited, is a Hong Kong private company limited by shares and is governed by a board of managers consisting of five members, all of which are non-U.S. persons. As of the date hereto, the Sponsor currently owns approximately 22.22% of our issued and outstanding shares. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries – including aviation, defense, semiconductors, telecommunications and biotechnology – are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.10 per share initially, and our Warrants and Rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
3.1*	Amended and Restated Memorandum and Articles of Association, dated January 28, 2022. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

4.1*	Specimen Unit Certificate. (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.2*	Specimen Ordinary Share Certificate. (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.3*	Specimen Warrant Certificate. (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.4*	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.4 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.5*	Warrant Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

4.6*	Rights Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

4.7	Descriptions of Securities

10.1*	Letter Agreement, dated January 31, 2022, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.2*	Investment Management Trust Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as trustee. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.3*	Escrow Agreement between the Registrant, dated January 31, 2022, Continental Stock Transfer & Trust Company and certain shareholders. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.4*	Registration Rights Agreement, dated January 31, 2022, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.5*	Private Units Purchase Agreement, dated January 31, 2022, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.6*	Private Units Purchase Agreement, dated January 31, 2022, between the Registrant and the Representative. (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.7*	Securities Transfer Agreement, dated January 31, 2022, among the Registrant, the Sponsor, and certain directors of the Registrant. (incorporated herein by reference to Exhibit 10.7 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.8*+	D&O Reserve Fund Escrow Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.8 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.9*	Administrative Service Agreement, dated January 31, 2022, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.9 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

99.1*	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

99.2*	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE WORLD ACQUISITION CORPORATION

Date: April 7, 2023
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

Name	Position	Date

/s/ Liang Shi	Chief Executive Officer, Chairman and Secretary	April 7, 2023
Liang Shi	(Principle Executive Officer)

/s/ Tianyong Yan	Chief Financial Officer	April 7, 2023
Tianyong Yan	(Principal Accounting and Financial Officer)

/s/ Weixiong (Jeff) Cheong	Chief Operating Officer	April 7, 2023
Weixiong (Jeff) Cheong

/s/ Buhdy Sin Swee Bok	Director	April 7, 2023
Buhdy Sin Swee Bok

/s/ Alfred “Trey” Hickey	Director	April 7, 2023
Alfred “Trey” Hickey

/s/ Zhenyu Li	Director	April 7, 2023
Zhenyu Li

BLUE WORLD ACQUISITION CORPORATION
INDEX TO FINANCIAL STATEMENTS

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

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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