Form 10-K/A
period 2022-06-30
Blue World Acquisition Corp
filed 2023-05-11
CIK 1878074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A2

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

EXPLANATORY NOTE

Blue World Acquisition Corporation (the “Company”) is filing this Amendment No. 2 (this “Form 10-K/A2”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission on September 16, 2022, and as amended on April 7, 2023. We are filing this Form 10-K/A2 in response to a comment letter received from the SEC (the “Comment Letter”) in connection with its review of the Original Form 10-K. In response to the Comment Letter, changes and revisions have been made to the following items: “Part I – Item 1. Business Overview” and “Part I – Item 1A. Risk Factors.” This Form 10-K/A2 includes new certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, from our Chief Executive Officer and Chief Financial Officer, dated as of the date of filing of this Form 10-K/A2.

This Form 10-K/A2 reflects information as of the original filing date of the Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-K, except as specifically noted above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

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

We may also be subject to risks due to uncertainty of the interpretation and the application of the PRC laws and regulations. Recently, the PRC government recently initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In particular, on February 17, 2023, the Chinese Securities Regulatory Commission (the “CSRC”) issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and relevant supporting guidelines (collectively, the “New Administrative Rules Regarding Overseas Listings”), which came into effect on March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC as per requirement of the Trial Measures. On February 24, 2023, the CSRC promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Since the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions are newly promulgated, and the interpretation and implementation thereof involves uncertainties, we cannot assure that we will be able to complete the relevant filings in a timely manner or fulfil all the regulatory requirements thereunder if we are required to complete such filings, and it is highly uncertain how or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our capability to complete a Business Combination within a prescribed time period, accept foreign investments, and post-combination entity’s ability to conduct its business or list on an U.S. exchange or other foreign exchange. See “Part I – Item 1. – Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” starting on page 7  of this Annual Report.

Though we are not a PRC operating entity, however, we cannot assure you that our conclusion will not be revoked by the Chinese government or there is any change in the PRC laws, regulations or rules in the future would lead different outcome, due to the ties our management and Sponsor have with China. The  governing PRC laws and regulations are sometimes vague and uncertain and can change quickly with little advance notice, which may result in a material change in our search for a target business and/or the value of our securities, or cause the value of our securities after we complete our Business Combination to significantly decline or be worthless, or substantially limit or completely hinder the post-combined company’s ability to offer or continue to offer securities to investors. See “Part I – Item 1A. Risk Factors — Uncertainties with respect to the PRC legal system could have a material adverse effect on us.” on page 10 and “— China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on our business and the value of our securities.” on page 10  of this Annual Report. The Chinese government may intervene or influence the operations of the PRC operating entities at any time and may exert more control over offerings conducted overseas, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions; as well as uncertainties with respect to the PRC legal system could have a material adverse effect on our operation and the value of our securities. For instance, (i) as the date of this Annual Report, we are not required to obtain any permission from China authorities nor received any objection or restriction from Chinese authorities to list our securities in U.S. exchanges, however, we cannot guarantee that PRC authorities may initiate any change in its law, rules or regulations, or governmental policies that would require permission or scrutiny from relevant PRC authorities for our listing; or any law, regulation, rules and policies will become effective and enforceable while are listing on Nasdaq and seeking a target for the initial Business Combination that could substantially affect our operation and the value of our securities may depreciate quickly even become worthless. See “Part I – Item 1.— Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” on page 7;  and (ii) prior to the consummation of our initial Business Combination, our operation involves searching and identifying suitable targets, conducting due diligence on targets, negotiating and consummating our initial Business Combination. Though we will not undertake our initial Business Combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), we are subject to risks and uncertainties about future actions of the PRC government or law enforcement to refrain our activities or operation due to the significant ties to China of our Sponsor, officers and directors, which would likely result in a material change in our search for a target business and/or the value of our securities, significantly limit or completely hinder our ability to offer or continue to offer our securities to investors, and cause the value of our securities significantly decline or become worthless. See “Part I – Item 1A. Risk Factors — Even though we are not a China-based issuer, the Sponsor and a majority of our officers and directors have significant ties to China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies reach a different conclusion, and that we were required to obtain approval and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.” on page 11 of this Annual Report.

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

We  are not allowed to pursue a business combination with a China-based target, however, we may be subject to Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023 (the “HFCAA”) and related regulations if we pursue an opportunity with a foreign company. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years. On December 29, 2022, the Consolidated Appropriations Act was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to the AHFCAA, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two years. If our securities are unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our securities. For instance, the HFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for two consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. We may not be able to consummate a business combination with a favored target business due to these laws.

The documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare. The HFCAA mandates the SEC to identify issuers of SEC-registered securities whose audited financial reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for two consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

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

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protection afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on our business and the value of our securities.

Even though we are a blank check company incorporated in Cayman Islands, some of our officers and directors and our Sponsor have significant ties to China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy.

Although China’s economy has been transitioning from a planned economy to a more market oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations may be quick with little advance notice and could adversely affect the economy in China and could have a material adverse effect on our business and the value of our securities.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us, or more specifically, we cannot assure you that the PRC government will not initiate possible governmental actions or scrutiny to us, which could substantially affect our operation and the value of our securities may depreciate quickly.

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

However, applicable laws, regulations, or interpretations of PRC may change, and the relevant PRC government agencies could reach a different conclusion. There is also possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required. If prior approval was required while we inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require us to obtain the approval in the future, we may face regulatory actions or other sanctions from relevant Chinese regulatory authorities. These authorities may take actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations. Further, if we are required by the Trial Measures to file with the CSRC, we cannot assure you that we will be able to complete such filings in a timely manner, or even at all. The CSRC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, be subject to other severe consequences, which would materially affect the interest of the investors. To that extent, we may not be able to conduct the process of searching for a potential target company. Any failure of us to fully comply with new regulatory requirements may result in a material change in our search for a target business and/or the value of our securities, significantly limit or completely hinder our ability to continue to offer the securities to investors, causing significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause the securities to significantly decline in value or become worthless.

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

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
3.1*	Amended and Restated Memorandum and Articles of Association, dated January 28, 2022. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

4.1*	Specimen Unit Certificate. (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.2*	Specimen Ordinary Share Certificate. (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.3*	Specimen Warrant Certificate. (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.4*	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.4 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.5*	Warrant Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

4.6*	Rights Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

4.7*	Descriptions of Securities. (incorporated herein by reference to Exhibit 4.7 to Form 10-K as filed with the Securities and Exchange Commission on April 7, 2022)

10.1*	Letter Agreement, dated January 31, 2022, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.2*	Investment Management Trust Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as trustee. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.3*	Escrow Agreement between the Registrant, dated January 31, 2022, Continental Stock Transfer & Trust Company and certain shareholders. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.4*	Registration Rights Agreement, dated January 31, 2022, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.5*	Private Units Purchase Agreement, dated January 31, 2022, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.6*	Private Units Purchase Agreement, dated January 31, 2022, between the Registrant and the Representative. (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.7*	Securities Transfer Agreement, dated January 31, 2022, among the Registrant, the Sponsor, and certain directors of the Registrant. (incorporated herein by reference to Exhibit 10.7 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.8*+	D&O Reserve Fund Escrow Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.8 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.9*	Administrative Service Agreement, dated January 31, 2022, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.9 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

99.1*	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

99.2*	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE WORLD ACQUISITION CORPORATION

Date: May 11, 2023
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

Name	Position	Date

/s/ Liang Shi	Chief Executive Officer, Chairman and Secretary	May 11, 2023
Liang Shi	(Principle Executive Officer)

/s/ Tianyong Yan	Chief Financial Officer	May 11, 2023
Tianyong Yan	(Principal Accounting and Financial Officer)

/s/ Weixiong (Jeff) Cheong	Chief Operating Officer	May 11, 2023
Weixiong (Jeff) Cheong

/s/ Buhdy Sin Swee Bok	Director	May 11, 2023
Buhdy Sin Swee Bok

/s/ Alfred “Trey” Hickey	Director	May 11, 2023
Alfred “Trey” Hickey

/s/ Zhenyu Li	Director	May 11, 2023
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