Form 10-Q
period 2023-03-31
Blue World Acquisition Corp
filed 2023-05-15
CIK 1878074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 11,964,480 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

BLUE WORLD ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

TABLE OF CONTENTS

		Page
Part I.	Financial Information
	Item 1. Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of March 31, 2023 (Unaudited) and June 30, 2022	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2023 and 2022, for the Nine Months Ended March 31, 2023, and for the Period from July 19, 2021 (inception) through March 31, 2022 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Nine Months Ended March 31, 2023 and for the Period from July 19, 2021 (inception) through March 31, 2022 (Unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2023 and for the Period from July 19, 2021 (inception) through March 31, 2022 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
	Item 4. Controls and Procedures	27
Part II	Other Information
	Item 1. Legal Proceedings	28
	Item 1A. Risk Factors	28
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
	Item 3. Defaults upon Senior Securities	28
	Item 4. Mine Safety Disclosures	28
	Item 5. Other Information	28
	Item 6. Exhibits	29
Signatures		30

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WORLD ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	June 30, 2022
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$4,720	$276,284
Prepaid expenses	4,196	33,946
Total Current Assets	8,916	310,230

Investment held in Trust Account	96,182,007	93,054,401
Cash held in Escrow Account	500,000	500,000
Total Assets	$96,690,923	$93,864,631

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$62,548	$62,734
Due to related parties	30,156	20,000
Promissory notes - related party	1,245,000	-
Total Current Liabilities	1,337,704	82,734
Deferred underwriting discounts and commissions	3,220,000	3,220,000
Total Liabilities	4,557,704	3,302,734

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 9,200,000 shares at redemption value of $10.35 and $10.11 per share as of March 31, 2023 and June 30, 2022, respectively	95,262,007	93,054,401

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 470,000,000 shares authorized, 464,480 shares issued and outstanding (excluding 9,200,0000 shares subject to possible redemption)	46	46
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,300,000 shares issued and outstanding	230	230
Additional paid-in capital	-	-
Accumulated deficit	(3,129,064)	(2,492,780)
Total Shareholders’ Deficit	(3,128,788)	(2,492,504)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$96,690,923	$93,864,631

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022	For the Nine Months Ended March 31, 2023	For the Period from July 19, 2021 (inception) through March 31, 2022
Formation and operating costs	$119,560	$122,114	$636,292	$141,947
Share-based compensation expense	-	150,379	-	150,379
Loss from operations	(119,560)	(272,493)	(636,292)	(292,326)

Other income:
Dividend earned on investment held in Trust Account	1,002,180	8,928	2,207,606	8,928
Interest income	-	4	8	4
Total other income	1,002,180	8,932	2,207,614	8,932

Net income (loss)	$882,620	$(263,561)	$1,571,322	$(283,394)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	9,200,000	5,826,667	9,200,000	2,056,471
Basic and diluted net income per redeemable Class A ordinary shares	$0.07	$(0.03)	$0.13	$(0.07)
Basic and diluted weighted average non-redeemable Class A and Class B ordinary shares outstanding	2,764,480	2,484,171	2,764,480	2,170,884
Basic and diluted net income (loss) per non-redeemable Class A and Class B ordinary share	$0.07	$(0.03)	$0.13	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Nine Months Ended March 31, 2023
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2022	464,480	$46	2,300,000	$230	$-	$(2,492,780)	$(2,492,504)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(419,401)	(419,401)
Net loss	-	-	-	-	-	248,325	248,325
Balance as of September 30, 2022	464,480	46	2,300,000	230	-	(2,663,856)	(2,663,580)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(786,025)	(786,025)
Net income	-	-	-	-	-	440,377	440,377
Balance as of December 31, 2022	464,480	46	2,300,000	230	$-	(3,009,504)	(3,009,228)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,002,180)	(1,002,180)
Net income	-	-	-	-	-	882,620	882,620
Balance as of March 31, 2023	464,480	$46	2,300,000	$230	$-	$(3,129,064)	$(3,128,788)

	For the Period from July 19, 2021 (inception) through March 31, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder	-	-	2,300,000	230	24,770	-	25,000
Net loss	-	-	-	-	-	(7,506)	(7,506)
Balance as of September 30, 2021	-	-	2,300,000	230	24,770	(7,506)	17,494
Net loss	-	-	-	-	-	(12,327)	(12,327)
Balance as of December 31, 2021	-	-	2,300,000	230	24,770	(19,833)	5,167
Fair value of public rights and warrants, net of allocated offering costs	-	-	-	-	8,255,323	-	8,255,323
Sale of private placement units	424,480	42	-	-	4,244,758	-	4,244,800
Issuance of representative shares	40,000	4	-	-	308,254	-	308,258
Share-based compensation expense	-	-	-	-	150,379	-	150,379
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(12,983,484)	(2,120,415)	(15,103,899)
Net loss	-	-	-	-	-	(263,561)	(263,561)
Balance as of March 31, 2022	464,480	$46	2,300,000	$230	$-	$(2,403,809)	$(2,403,533)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31, 2023	For the Period from July 19, 2021 (inception) through March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$1,571,322	$(283,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	-	150,379
Dividend earned on investment held in Trust Account	(2,207,606)	(8,928)
Changes in operating assets and liabilities:
Prepaid expenses	29,750	(48,821)
Accounts payable and accrued expenses	(186)	45,000
Due to related party	10,156	10,000
Net Cash Used in Operating Activities	(596,564)	(135,764)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(920,000)	(92,920,000)
Net Cash Used in Investing Activities	(920,000)	(92,920,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offerings, net of underwriters’ discount	-	90,160,000
Proceeds from sale of private placement units	-	4,244,800
Proceeds from issuance of promissory notes to related party	1,245,000	287,547
Repayment of promissory note to related party	-	(287,547)
Payment of offering costs	-	(526,390)
Deposits made to Escrow Account	-	(500,000)
Net Cash Provided by Financing Activities	1,245,000	93,378,410

Net Change in Cash	(271,564)	322,646

Cash, beginning of period	276,284	-
Cash, end of period	$4,720	$322,646

Supplemental Disclosure of Cash Flow Information:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Deferred underwriter’s discount	$-	$3,220,000
Issuance of representative shares	$-	$308,258
Remeasurement of Class A ordinary shares subject to possible redemption	$2,207,606	$15,103,899

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

As of March 31, 2023, the Company had not commenced any operations. For the period from July 19, 2021 (inception) through March 31, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to its initial public offering (the “Initial Public Offering”) as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend/interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

The Company also issued 40,000 shares of Class A Ordinary Shares (the “Representative Shares”) to Maxim as part of representative compensation. The Representative Shares are identical to the Class A Ordinary Shares sold as part of the Public Units, except that Maxim has agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination by June 2, 2023 (or up to February 2, 2024 if the Company extends the period of time to consummate a Business Combination), extended from May 2, 2023. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to FINRA Rule 5110 (e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

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

On May 2, 2023, an aggregate of $194,324 (the “First Monthly Extension Payment”) was deposited into the Trust Account for the public shareholders, representing $0.0295 per remaining public share, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from May 2, 2023 to June 2, 2023 (the “Extension”). The Extension is the first of the nine Monthly Extensions permitted under the Company’s governing documents.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had cash of $4,720 and a working deficit of $1,328,788. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period by June 2, 2023, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

The interim results for the three months and nine months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending June 30, 2023 or for any future interim periods. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,720 and $276,284 in cash as of March 31, 2023 and June 30, 2022, respectively. The Company did not have any cash equivalents as of March 31, 2023 and June 30, 2022.

●	Investment held in Trust Account

As of March 31, 2023 and June 30, 2022, the assets held in the Trust Account include $96,182,007 and $93,054,401, respectively, of investments held in money market funds, which are invested in U.S. Treasury securities and characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). As of March 31, 2023 and June 30, 2022, accumulated dividend earned and held in the Trust Account amounted to $2,342,007 and $134,401, respectively.

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

As of March 31, 2023 and June 30, 2022, the Company had $500,000 in cash held in the Escrow Account.

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

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss)	$678,684	$203,936	$(184,781)	$(78,780)
Denominators:
Weighted-average shares outstanding	9,200,000	2,764,480	5,826,667	2,484,171
Basic and diluted net income (loss) per share	$0.07	$0.07	$(0.03)	$(0.03)

	For the Nine Months Ended		For the Period from July 19, 2021 (inception) through
	March 31, 2023		March 31, 2022
	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss)	$1,208,257	$363,065	$(137,862)	$(145,532)
Denominators:
Weighted-average shares outstanding	9,200,000	2,764,480	2,056,471	2,170,884
Basic and diluted net income (loss) per share	$0.13	$0.13	$(0.07)	$(0.07)

●	Class A ordinary shares subject to possible redemption

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

As of March 31, 2023 and June 30, 2022, the amount of Class A Ordinary Shares reflected on the balance sheet are reconciled in the following table:

	March 31, 2023	June 30, 2022
Gross proceeds	$92,000,000	$92,000,000
Less:
Proceeds allocated to Public Warrants and Public Rights	(8,841,200)	(8,841,200)
Offering costs of Public Shares	(5,333,771)	(5,333,771)
Plus:
Initial measurement adjustment on redeemable ordinary shares	14,174,971	14,174,971
Re-measurement adjustment on redeemable ordinary shares	3,262,007	1,054,401
Class A ordinary shares subject to possible redemption	$95,262,007	$93,054,401

●	Share-based compensation expense

The Company accounts for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). For the three and nine months ended March 31, 2023, the Company did not recognize any share-based compensation expense. The Company has recognized share-based compensation expense in the amount of $150,379 for the three months ended March 31, 2022 and for the period from July 19, 2021 (inception) through March 31, 2022.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s tax provision is zero for the three months ended March 31, 2023 and 2022, for the nine months ended March 31, 2023, and for the period from July 19, 2021 (inception) through March 31, 2022.

The Company is considered to be an exempted Cayman Islands company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

●	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2023 and June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of March 31, 2023 and June 30, 2022, there were 2,300,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

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

Due to Related Parties

From time to time, Mr. Liang Shi, the Company’s Director, Chief Executive Officer, Secretary and Chairman, would incur travel costs to search for targets. As of March 31, 2023, due to Mr. Liang Shi amounted to $156.

Promissory Notes — Related Party

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

On February 2, 2023, in connection with the Extension, $920,000 was deposited into the Company’s Trust Account for the public shareholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 2, 2023 to May 2, 2023. The Extension is the first of the three three-month extensions permitted under the Company’s governing documents. Such deposit of the Extension Fee is evidenced by the Extension Note (the “Extension Note”, together with the Promissory Note, the “Promissory Notes”) issued to the Sponsor, which has the same payment and conversion term as discussed below.

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

As of March 31, 2023 and June 30, 2022, the Company had borrowings of $1,245,000 and $0 under the Promissory Notes, respectively.

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

Initially, if the Company anticipates that it may not be able to consummate its initial Business Combination by May 2, 2023, it may, but is not obligated to, extend the period of time to consummate a Business Combination another two times by an additional three months each time (for a total of up to up to November 2, 2023 to complete a Business Combination). In order to extend the time available for us to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three-month extension $920,000 ($0.10 per share), on or prior to the date of the applicable deadline. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such extension notes would either be paid upon consummation of an initial Business Combination, or, at the lender’s discretion, converted upon consummation of an initial Business Combination into additional private units at a price of $10.00 per unit. If the Company does not complete a Business Combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of its initial Business Combination. If the Company does not complete a Business Combination, the loans will not be repaid.

As of March 31, 2023 and June 30, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the Initial Public Offering to pay the Sponsor, a monthly fee of $10,000 for general and administrative services. This agreement was signed by the Company and the Sponsor on January 31, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $30,000 and $20,000 for the three months ended March 31, 2023 and 2022, respectively. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $90,000 and $20,000 for the nine months ended March 31, 2023 and for the period from July 19, 2021 (inception) through March 31, 2022, respectively. As of March 31, 2023 and June 30, 2022, the Company had $30,000 and $20,000, respectively, accrued under the Administrative Services Agreement due to the Sponsor.

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2023 and June 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 470,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2023 and June 30, 2022, there were 464,480 Class A Ordinary Shares issued or outstanding, excluding 9,200,000 shares subject to possible redemption.

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

Rights

As of March 31, 2023 and June 30, 2022, there were 9,200,000 Public Rights and 424,480 Private Rights outstanding. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of a Business Combination, even if the holder of a Public Right redeemed all Class A Ordinary Shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each registered holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the kind and amount of securities or properties of the surviving company that the one-tenth (1/10) of one Class A Ordinary Share underlying each right is entitled to upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of Class A Ordinary Shares will receive in the transaction on an as-converted into ordinary shares basis.

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

Redeemable Warrants

As of March 31, 2023 and June 30, 2022, there were 4,600,000 Public Warrants and 212,240 Private Warrants outstanding. Each whole redeemable warrant entitles the registered holder to purchase one Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of the thirty (30) days after the completion of an initial Business Combination and one (1) year from the consummation of the Initial Public Offering. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. However, except as set forth below, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to such Class A Ordinary Shares. Notwithstanding the foregoing, if a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective within 90 days from the consummation of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the consummation of the Initial Public Offering at 5:00 p.m., Eastern Standard Time.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

As of March 31, 2023 and June 30, 2022, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $96,182,007 and $93,054,401, respectively, which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and June 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

March 31, 2023	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$96,182,007	$96,182,007	$-	$-
Total	$96,182,007	$96,182,007	$-	$-

June 30, 2022	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$93,054,401	$93,054,401	$-	$-
Total	$93,054,401	$93,054,401	$-	$-

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

On May 2, 2023, the Company held a special meeting of shareholders (the “2023 Special Meeting”) at which the shareholders approved the adoption of the second amended and restated memorandum and articles of association of the Company, which provides that the Company has until May 2, 2023 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional one-month extension (the “Monthly Extension”), for a total of up to nine months to February 2, 2024 by the deposit of $0.0295 per public share into the Trust Account for each Monthly Extension. As a result of the 2023 Special Meeting, upon the shareholders’ approval, on May 2, 2023, the Company and Continental Stock Transfer & Trust Company, as the trustee of the Trust Account, entered into the amendment to the Investment Management Trust Agreement dated January 31, 2022. In connection with the 2023 Special Meeting, 2,612,769 Class A Ordinary Shares were rendered for redemption and approximately $27.4 million was released from the Trust Account to pay such redeeming stockholders.

On May 2, 2023, the Sponsor deposited $194,324 into the Trust Account to extend the period that the Company must complete a Business Combination from May 2, 2023 to June 2, 2023. This is the first deposit for the Monthly Extension and is evidenced by a promissory note issued to the Sponsor in the amount of $194,324.

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

On May 2, 2023, the Company held a special meeting of shareholders (the “2023 Special Meeting”) at which the shareholders approved the adoption of the second amended and restated memorandum and articles of association of the Company, which provides that the Company has until May 2, 2023 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional one-month extension (the “Monthly Extension”), for a total of up to nine months to February 2, 2024 by depositing $0.0295 per public share into the Trust Account for each Monthly Extension. As a result of the 2023 Special Meeting, upon the shareholders’ approval, on May 2, 2023, the Company and Continental Stock Transfer & Trust Company, as the trustee of the Trust Account, entered into the amendment to the Investment Management Trust Agreement dated January 31, 2022. In connection with the 2023 Special Meeting, 2,612,769 Class A Ordinary Shares were rendered for redemption and approximately $27.4 was released from the Trust Account to pay such redeeming stockholders.

On May 2, 2023, the Sponsor deposited $194,324 into the Trust Account to extend the period that the Company must complete a Business Combination from May 2, 2023 to June 2, 2023. This is the first deposit for the Monthly Extension and is evidenced by a promissory note issued to the Sponsor in the amount of $194,324.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net income of $882,620, which consisted of dividend earned on investment held in Trust Account and interest income of $1,002,180 offset by formation and operations costs of $119,560.

For the three months ended March 31, 2022, we had a net loss of $263,561, which resulted from formation and operations costs of $122,114 and share-based compensation expense of $150,379 offset by dividend earned on investment held in the Trust Account of $8,928.

For the nine months ended March 31, 2023, we had a net income of $1,571,322, which mainly consisted of dividend earned on investment held in the Trust Account and interest income of $2,207,606 offset by formation and operations costs of $636,292.

For the period from July 19, 2021 (inception) through March 31, 2022, we had a net loss of $283,394, which resulted from formation and operations costs $141,947 and share-based compensation expense of $150,379 offset by dividend earned on investment held in the Trust Account of $8,928.

Liquidity and Capital Resources

For the period from July 19, 2021 (inception) through March 31, 2023, net cash used in operating activities was $135,764. As of March 31, 2023, we had cash outside the Trust Account of $4,720 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the ordinary shares. As of March 31, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

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

As of March 31, 2023, the balance of the Notes was amounted to $1,245,000.

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

Due to Related Parties

From time to time, Mr. Liang Shi, the Company’s Director, Chief Executive Officer, Secretary and Chairman, would incur travel costs to search for targets. As of March 31, 2023, due to Mr. Liang Shi amounted to $156.

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

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Investments held in Trust Account

At March 31, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On January 31, 2023, we issued an unsecured promissory note in the principal amount of $920,000 to the Sponsor to evidence its deposit into the Trust Account to extend the timeline to complete a Business Combination for an additional three months from February 2, 2023 to May 2, 2023. On May 2, 2023, we issued an unsecured note in the principal amount of $194,324 to the Sponsor to evidence its deposit into the Trust Account to extend the timeline to complete a Business Combination for additional three months from May 2, 2023 to June 2, 2023.

Both promissory notes bear no interest and are payable in full upon the consummation of a Business Combination (such date, the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the promissory note may be accelerated.

The payees of the promissory note, the Sponsor, has the right, but not the obligation, to convert the promissory note, in whole or in part, respectively, into private units (the “Units”) of the Company, each consisting of one Class A ordinary share, one-half of one warrant, and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of a Business Combination, as described in our final prospectus for our IPO filed with the SEC on January 31, 2022, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00.

The information of the promissory notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the promissory notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Associate, dated May 2, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 3, 2023)
10.1	Promissory Note, dated January 31, 2023, issued by Blue World Acquisition Corp. to Blue World Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 6, 2023)
10.2	Promissory Note, dated May 2, 2023, issued by World Acquisition Corp. to Blue World Holdings Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 3, 2023)
10.3	Amendment to Investment Management Trust Agreement dated May 2, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 3, 2023)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE WORLD ACQUISITION CORPORATION

Date: May 15, 2023	By:	/s/ Liang Shi
Liang Shi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tianyong Yan
Tianyong Yan
Chief Financial Officer (Principal Financial and Accounting Officer)