Form 10-K
period 2023-06-30
Blue World Acquisition Corp
filed 2023-09-28
CIK 1878074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 28, 2023, there were 4,302,246 Class A ordinary shares, par value $0.0001 per share, and 2,300,000 Class B ordinary shares, par value $0.0001 per share issued and outstanding.

BLUE WORLD ACQUISITION CORPORATION

i

CERTAIN TERMS

References to “Blue World,” the “Company,” “our Company,” “our,” “us” or “we” refer to Blue World Acquisition Corporation, a blank check company incorporated on July 19, 2021 as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Blue World Holdings Limited. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” refer to our initial public offering, which closed on February 2, 2022 (the “Closing Date”). References to “public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our public shares.

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

Our efforts to identify a prospective target business were primarily in the marine leisure, cruise, marine infrastructure and engineering, general hospitality, travel and tourism, marine services, logistics and supply chain, offshore energy solutions and related industry segments. We are not limited to a particular region for purposes of consummating an initial Business Combination, however, we may focus on targets that, regardless of geographic location of operations or corporate offices, have viable synergies with the Asia Pacific and the U.S. markets for the above industry segments, either physically or virtually. Though our sponsor, Blue World Holdings Limited (the “Sponsor”), is a Hong Kong company, a majority of our management are located outside of China (including Hong Kong and Macau), and we will not undertake our initial Business Combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

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

We may also be subject to risks due to uncertainty of the interpretation and the application of the PRC laws and regulations. The PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In particular, on February 17, 2023, the Chinese Securities Regulatory Commission (the “CSRC”) issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and relevant supporting guidelines (collectively, the “New Administrative Rules Regarding Overseas Listings”), which came into effect on March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC as per requirement of the Trial Measures. On February 24, 2023, the CSRC promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Since the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions are newly promulgated, and the interpretation and implementation thereof involves uncertainties, we cannot assure that we will be able to complete the relevant filings in a timely manner or fulfil all the regulatory requirements thereunder if we are required to complete such filings, and it is highly uncertain how or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our capability to complete a Business Combination within a prescribed time period, accept foreign investments, and post-combination entity’s ability to conduct its business or list on an U.S. exchange or other foreign exchange. See “Part I – Item 1. – Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” starting on page 7 of this Annual Report.

Though we are not a PRC operating entity, however, we cannot assure you that our conclusion will not be revoked by the Chinese government or there is any change in the PRC laws, regulations or rules in the future would lead different outcome, due to the ties our management and Sponsor have with China. The  governing PRC laws and regulations are sometimes vague and uncertain and can change quickly with little advance notice, which may result in a material change in our search for a target business and/or the value of our securities, or cause the value of our securities after we complete our Business Combination to significantly decline or be worthless, or substantially limit or completely hinder the post-combined company’s ability to offer or continue to offer securities to investors. See “Part I – Item 1A. Risk Factors” on page 10 of this Annual Report. The Chinese government may intervene or influence the operations of the PRC operating entities at any time and may exert more control over offerings conducted overseas, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions; as well as uncertainties with respect to the PRC legal system could have a material adverse effect on our operation and the value of our securities. For instance, (i) as the date of this Annual Report, we are not required to obtain any permission from China authorities nor received any objection or restriction from Chinese authorities to list our securities in U.S. exchanges, however, we cannot guarantee that PRC authorities may initiate any change in its law, rules or regulations, or governmental policies that would require permission or scrutiny from relevant PRC authorities for our listing; or any law, regulation, rules and policies will become effective and enforceable while are listing on Nasdaq and seeking a target for the initial Business Combination that could substantially affect our operation and the value of our securities may depreciate quickly even become worthless. See “Part I – Item 1.— Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” on page 7;  and (ii) prior to the consummation of our initial Business Combination, our operation involves searching and identifying suitable targets, conducting due diligence on targets, negotiating and consummating our initial Business Combination. Though we will not undertake our initial Business Combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), we are subject to risks and uncertainties about future actions of the PRC government or law enforcement to refrain our activities or operation due to the significant ties to China of our Sponsor, officers and directors, which would likely result in a material change in our search for a target business and/or the value of our securities, significantly limit or completely hinder our ability to offer or continue to offer our securities to investors, and cause the value of our securities significantly decline or become worthless. See “Part I – Item 1A. Risk Factors” on page 10 of this Annual Report.

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

The proceeds of $92.9 million ($10.10 per Public Unit) in the aggregate from the IPO and the Private Placement, were placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriter of the IPO with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee.

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

The Class A Ordinary Shares, Warrants, and Rights are trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “BWAQ,” “BWAQW,” and “BWAQR,” respectively. Public Units not separated will continue to trade on Nasdaq under the symbol “BWAQU”. Holders of Public Units will need to have their brokers contact the Company’s transfer agent, Continental, in order to separate the holders’ Public Units into Class A Ordinary Shares, Warrants, and Rights.

Proposed Transactions with TOYO Solar

On August 10, 2023, Blue World entered into the Agreement and Plan of Merger (as the same may be amended, restated or supplemented, the “Business Combination Agreement”) with TOYO Co., Ltd, a Cayman Islands exempted company (“PubCo”), TOYOone Limited, a Cayman Islands exempted company (“Merger Sub”), TOPTOYO INVESTMENT PTE. LTD., a Singapore private company limited by shares (“SinCo”), Vietnam Sunergy Cell Company Limited, a Vietnamese company, (the “TOYO Solar”, together with PubCo, Merger Sub and SinCo, the “Group Companies”, or each individually, a “Group Company”), Vietnam Sunergy Joint Stock Company, a Vietnam joint stock company (“VSUN”), and Fuji Solar Co., Ltd, a Japanese company (“Fuji Solar”, together with VSUN, the “Shareholders”, or individually, a “Shareholder”).

TOYO Solar, originating from the Bloomberg NEF Tier 1 listed solar module producer, VSUN, operates out of Phu Tho Province, Vietnam. TOYO Solar’s core operations involve the manufacturing and sales of solar cells.

Pursuant to the Business Combination Agreement, (a) the Group Companies, VSUN and Fuji Solar shall consummate a series of transactions involving the Group Companies, including (A) PubCo acquiring one hundred percent (100%) of the issued and paid-up share capital of SinCo from Fuji Solar in exchange for one (1) ordinary share of PubCo, par value US$0.0001 per share (the “PubCo Ordinary Shares” and such transaction, the “Share Exchange”), and (B) SinCo acquiring one hundred percent (100%) of the issued and outstanding shares of capital stock of TOYO Solar from VSUN at an aggregate consideration of no less than US$50,000,000 (the “SinCo Acquisition,” and together with the Share Exchange, the “Pre-Merger Reorganization”), as a result of which (i) SinCo shall become a wholly-owned subsidiary of PubCo, (ii) TOYO Solar shall become a wholly-owned subsidiary of SinCo; and (iii) immediately prior to the closing of the SinCo Acquisition, Fuji Solar (the “Seller”) shall hold an aggregate of 41,000,000 PubCo Ordinary Shares, representing all issued and outstanding share capital of PubCo, and (b) following the consummation of the Pre-Merger Reorganization, Blue World shall merge with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Merger”), as a result of which, among other things, all of the issued and outstanding securities of Blue World immediately prior to the filing of the plan of merger with respect to the Merger (the “Plan of Merger”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Merger (the “Merger Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive substantially equivalent securities of PubCo, in each case, upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of the Companies Act (Revised) of the Cayman Islands and other applicable laws. The Merger, the Pre-Merger Reorganization and each of the other transactions contemplated by the Business Combination Agreement or any of the other relevant transactional documents are collectively referred to as “Transactions.”

In connection with the execution of the Business Combination Agreement, certain additional agreements were entered into or to be entered into pursuant to the Business Combination Agreement, including, among others, the Sponsor Support Agreement, Shareholder Lock-Up and Support Agreement, the Sponsor Lock-Up Agreement the Warrant Assumption Agreement.

Extensions, Related Redemptions and Extension Notes

Blue World initially had until February 2, 2023 to consummate an initial business combination. Pursuant to Blue World’s then effective Amended and Restated Memorandum and Articles of Association, if Blue World anticipates that it may not be able to consummate an initial business combination by February 2, 2023, it may elect to extend the period to consummate a business combination up to three times, each by an additional three-month extension, for a total of up to nine months to November 2, 2023, by depositing $920,000 into the Trust Account for each extension. On February 2, 2023, $920,000 was deposited into the Trust Account to extend the period of time to consummate an initial Business Combination for additional three months till May 2, 2023. The extension payment was sourced from the loans provided by the Sponsor as evidenced by an unsecured promissory note in the principal amount of $920,000 issued to the Sponsor.

May 2023 Extension Meeting

On May 2, 2023, Blue World held an extraordinary general meeting (the “May 2023 Meeting”) at which its shareholders approved the adoption of the Second Amended and Restated Memorandum and Articles of Association of Blue World, which provides that Blue World has until May 2, 2023 to complete an initial Business Combination, and may elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month extension, for a total of up to nine months to February 2, 2024 by depositing $0.0295 per public share into the Trust Account for each monthly extension. In connection with the May 2023 Meeting, 2,612,769 Class A Ordinary Shares were rendered for redemption, and approximately $27.41 million was released from the Trust Account to pay such redeeming shareholders.

As a result of May 2023 Meeting, upon the shareholders’ approval, on May 2, 2023, Blue World and Continental entered into the amendment to the Investment Management Trust Agreement originally dated January 31, 2022 (the “Trust Agreement”). On May 2, 2023, the Sponsor deposited $194,324 into the Trust Account to extend the period that Blue World must complete an initial Business Combination from May 2, 2023 to June 2, 2023, which was evidenced by an unsecure promissory note issued by Blue World to the Sponsor. On June 2, 2023, the Sponsor deposited $194,324 into the Trust Account to extend the period that Blue World must complete an initial Business Combination from June 2, 2023 to July 2, 2023, which was evidenced by an unsecure promissory note issued by Blue World to the Sponsor.

June 2023 Extension Meeting

On June 30, 2023, Blue World held an extraordinary general meeting (the “June 2023 Meeting”) at which the Blue World shareholders approved the adoption of the Third Amended and Restated Memorandum and Articles of Association of Bule World, which provides that Blue World has until July 2, 2023 to complete a business combination, and may elect to extend the period to consummate a business combination up to nine times, each by an additional one-month extension, for a total of up to nine months to April 2, 2024, by depositing $60,000 each month to the Trust Account. As a result of June 30 Meeting, upon the shareholders’ approval, on June 30, 2023, Blue World and Continental entered into the amendment to the Trust Agreement. In connection with the June 2023 Meeting, 2,749,465 Class A Ordinary Shares were rendered for redemption, and approximately $29.31 million was released from the Trust Account to pay such redeeming shareholders.

On June 30, 2023, $60,000 was deposited into the Trust Account to extend the period that Blue World must complete an initial Business Combination from July 2, 2023 to August 2, 2023. On July 31, 2023, another $60,000 was deposited into the Trust Account for Public Shareholders, which enabled Blue World to extend the period of time it has to consummate its initial business combination by one month from August 2, 2023 to September 2, 2023. On September 1, 2023, another $60,000 was deposited into the Trust Account for Public Shareholders, which enabled Blue World to extend the period of time it has to consummate its initial business combination by one month from September 2, 2023 to October 2, 2023. On September 27, 2023, another $60,000 was deposited into the Trust Account for Public Shareholders, which enabled Blue World to extend the period of time it has to consummate its initial business combination by one month from October 2, 2023 to November 2, 2023.

As of the date of this Annual Report, an aggregate of $1,548,648 had been deposited into the Trust Account for the extensions (the “Extension Payments”), for all of which Blue World issued 7 unsecure promissory notes to the Sponsor, respectively (the “Extension Notes”).

At the June 2023 Meeting, among the other proposals, the shareholders of Blue World also approved the release of the funds held in the escrow account (the “Escrow Account”) pursuant to the D&O Reserve Fund Escrow Agreement, dated January 31, 2022 (the “D&O Indemnity Escrow Agreement”), by and between Blue World and Continental Stock Transfer & Trust Company, as escrow agent, on July 2, 2023 or such a later date immediately following the purchase of an alternative D&O insurance. Upon the approval, Blue World secured an alternative D&O insurance, effective on July 1, 2023. On July 4, 2023, a total of $500,000 funds held in the Escrow Account was released to Blue World, a portion of which was used to purchase the alternative D&O insurance.

Outstanding Promissory Notes and Working Capital Loans

As of the date of this Annual Report, we have outstanding loans from the Sponsor in the aggregated amount of $520,000 for working capital purpose, which include (i) an unsecured promissory note dated November 30, 2022 in the amount of $400,000 to the Sponsor (the “November 2022 Note”), and (ii) an unsecured promissory note dated July 31, 2023 in the amount of $120,000 to the Sponsor (the “July 2023 Note,” together with the November 2022 Note, collectively, the “Sponsor Notes”).

Effecting a Business Combination

We will either (1) seek shareholder approval of our initial Business Combination at a meeting called for such purpose at which public shareholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders, including the Sponsor, officers and directors and Maxim have agreed not to redeem the founder shares, private shares, the representative shares held by them into their pro rata share of the aggregate amount then on deposit in the Trust Account. The decision as to whether we will seek shareholder approval of our proposed Business Combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we will have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of the Securities and Exchange Commission, or SEC. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules. We will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the Business Combination.

We shall not undertake our initial Business Combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). TOYO Solar operates in Vietnam and does not conduct a majority of its business nor is headquartered in China (including Hong Kong and Macau)

We currently have until November 2, 2023 to consummate our initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination by November 2, 2023, we may, but are not obligated to, extend the period of time to consummate a Business Combination by an additional one month each time (for a total of up to April 2, 2024 to complete a Business Combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the Trust Agreement, in order to extend the time available for us to consummate our initial Business Combination, our sponsor or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each one-month extension, $60,000, on or prior to the date of the applicable deadline. Our public shareholders will not be afforded an opportunity to vote on the extensions as described above or redeem their shares in connection with such extensions. The sponsor will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such extension notes would either be paid upon consummation of our initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such extension notes, to the extent the holder wishes to so convert such extension notes at the time of the consummation of our initial Business Combination. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. To the extent that some, but not all, of our founders, decide to extend the period of time to consummate our initial Business Combination, such sponsor (or its affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial Business Combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public warrants and public rights will expire and will be worthless.

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

Further, we do not consider ourselves a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China. We are a blank check company incorporated in Cayman Islands with no operation of our own except searching for a non-China-based target for our initial Business Combination. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended June 30, 2023, we do not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

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

Enforceability of Civil Liability

Our Chief Executive Officer and one Chief Financial Officer, who are both directors, are located in China. Our Chief Operating Officer and one director are located in Singapore. We have one director located in the United States and another one director located in Canada. Our Sponsor is a company incorporated in Hong Kong. Further, there is uncertainty if any officers and directors of the post-combination entity will be located outside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors (prior to or after the Business Combination) located outside the United States, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws.

In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, and you may have to incur substantial costs and contribute significant time to enforce civil liabilities and criminal penalties in reliance on legal remedies under PRC laws. Therefore, recognition and enforcement in the PRC of judgment of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, in addition to any risk factors disclosed in our registration statement on Form S-1 (File No.: 333-261585), which became effective on January 31, 2022, in our last Annual Report on Form 10-K, initially filed on September 16, 2022, and as amended on April 7, 2023 and May 11, 2023.

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

Holders

As of the date hereof, we had 3 holders of record of our units, 3 holders of record of our separately traded Class A Ordinary Shares, 3 holders of our Class B Ordinary Shares, 1 holder of record of our separately traded Warrants, and 1 holder of record of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

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

A total of $92,920,000, comprised of $92,000,000 of the proceeds from the IPO (which amount includes $3,220,000 of the underwriter’s deferred underwriting fee pursuant to the Underwriting Agreement), and $920,000 of the proceeds from the sale of the Private Units, were placed in a U.S.-based Trust Account maintained by Continental Stock, acting as trustee. We paid a total of $1,840,000 in underwriting discounts and commissions and $551,390 for other offering cost.

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

On May 2, 2023, the Company held a special meeting of shareholders (the “May 2023 Meeting”) at which the shareholders approved the adoption of the second amended and restated memorandum and articles of association of the Company, which provides that the Company has until May 2, 2023 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional one-month extension (the “Monthly Extension”), for a total of up to nine months to February 2, 2024 by depositing $0.0295 per public share into the Trust Account for each Monthly Extension. As a result of the May 2023 Meeting, upon the shareholders’ approval, on May 2, 2023, the Company and Continental Stock Transfer & Trust Company, as the trustee of the Trust Account, entered into the amendment to the Investment Management Trust Agreement dated January 31, 2022. In connection with the May 2023 Meeting, 2,612,769 Class A Ordinary Shares were rendered for redemption and approximately $27.4 million was released from the Trust Account to pay such redeeming stockholders.

On May 2, 2023, a total of $194,324 was deposited into the Trust Account for the public shareholders, representing $0.0295 per remaining public share, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from May 2, 2023 to June 2, 2023.

On June 2, 2023, a total of $194,324 was deposited into the Trust Account for the public shareholders, representing $0.0295 per remaining public share, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from June 2, 2023 to July 2, 2023.

On June 30, 2023, the Company held an extraordinary general meeting (the “June 2023 Meeting”), where the shareholders of the Company approved the adoption of the Third Amended and Restated Memorandum and Articles of Association of Bule World, which provides that the Company has until July 2, 2023 to complete a business combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional one-month extension, for a total of up to nine months to April 2, 2024, by depositing $60,000 each month to the Trust Account. As a result of June 2023 Meeting, upon the shareholders’ approval, on June 30, 2023, the Company and Continental Stock Transfer & Trust Company, as the trustee of the Trust Account entered into the amendment to the Trust Agreement. In connection with the June 2023 Meeting, 2,749,465 Class A Ordinary Shares were rendered for redemption, and approximately $29.3 million was released from the Trust Account to pay such redeeming shareholders.

On June 30, 2023, a total of $60,000 of the Monthly Extension Payment was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from July 2, 2023 to August 2, 2023.

On July 31, 2023, a total of $60,000 of the Monthly Extension Payment was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from August 2, 2023 to September 2, 2023.

On September 1, 2023, a total of $60,000 of the Monthly Extension Payment was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from September 2, 2023 to October 2, 2023.

On September 27, 2023, a total of $60,000 of the Monthly Extension Payment was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from October 2, 2023 to November 2, 2023.

At the June 2023 Meeting, among the other proposals, the shareholders of the Company also approved the release of the funds held in the Escrow Account pursuant to the D&O Indemnity Escrow Agreement, by and between the Company and Continental Stock Transfer & Trust Company, as escrow agent, on July 2, 2023 or such a later date immediately following the purchase of an alternative D&O insurance. Upon the approval of the shareholders of the Company to release the funds held in the Escrow Account pursuant to the D&O Indemnity Escrow Agreement, the Company secured an alternative D&O insurance, effective on July 1, 2023. On July 4, 2023, a total of $500,000 funds held in the Escrow Account was released to Blue World, a portion of which was used to purchase the alternative D&O insurance.

Merger Agreement

On August 10, 2023, the Company entered into an Agreement and Plan of Merger (as the same may be amended, restated or supplemented, the “Merger Agreement”) with TOYO Co., Ltd, a Cayman Islands exempted company (“PubCo”), TOYOone Limited, a Cayman Islands exempted company (“Merger Sub”), TOPTOYO INVESTMENT PTE. LTD., a Singapore private company limited by shares (“SinCo”), Vietnam Sunergy Cell Company Limited, a Vietnamese company, (the “Company”, together with PubCo, Merger Sub and SinCo, the “Group Companies”, or each individually, a “Group Company”), Vietnam Sunergy Joint Stock Company, a Vietnam joint stock company (“VSUN”), and Fuji Solar Co., Ltd, a Japanese company (“Fuji Solar”, together with VSUN, the “Shareholders”, or individually, a “Shareholder”).

Pursuant to the Merger Agreement, (a) the Group Companies, VSUN and Fuji Solar shall consummate a series of transactions involving the Group Companies, including (A) PubCo acquiring one hundred percent (100%) of the issued and paid-up share capital of SinCo from Fuji Solar in exchange for one (1) ordinary share of PubCo, par value US$0.0001 per share (the “PubCo Ordinary Shares” and such transaction, the “Share Exchange”), and (B) SinCo acquiring one hundred percent (100%) of the issued and outstanding shares of capital stock of the Company from VSUN at an aggregate consideration of no less than US$50,000,000 (the “SinCo Acquisition,” and together with the Share Exchange, the “Pre-Merger Reorganization”), as a result of which (i) SinCo shall become a wholly-owned subsidiary of PubCo, (ii) the Company shall become a wholly-owned subsidiary of SinCo; and (iii) immediately prior to the closing of the SinCo Acquisition, Fuji Solar (the “Seller”) shall hold an aggregate of 41,000,000 PubCo Ordinary Shares, representing all issued and outstanding share capital of PubCo, and (b) following the consummation of the Pre-Merger Reorganization, BWAQ shall merge with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Merger”), as a result of which, among other things, all of the issued and outstanding securities of BWAQ immediately prior to the filing of the plan of merger with respect to the Merger (the “Plan of Merger”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Merger (the “Merger Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive substantially equivalent securities of PubCo, in each case, upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the provisions of the Companies Act (Revised) of the Cayman Islands and other applicable laws.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended June 30, 2023, we had a net income of $2,181,905, which mainly consisted of dividend earned on investment held in the Trust Account of $3,169,667 and interest income of $9 offset by formation and operations costs of $987,771.

For the period from July 19, 2021 (inception) through June 30, 2022, we had a net loss of $246,892, which consists of formation and operating costs of $230,926 and share-based compensation expense of $150,379, offset by dividend earned on marketable securities held in the Trust Account of $134,401 and interest income of $12.

Liquidity and Capital Resources

As of June 30, 2023, we had cash outside the Trust Account of $746 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the ordinary shares. As of June 30, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

For the year ended June 30, 2023, net cash used in operating activities was $778,975 resulted from non-cash dividend earned on investment held in Trust Account of $3,169,667 and increase in prepaid expenses of $1,916, and offset by net income of $2,181,905, increase in accounts payable and accrued expenses of $167,199, and increase in due to related parties of $43,504.

For the period from July 19, 2021 (inception) through June 30, 2022, net cash used in operating activities was $182,126 resulted from net loss of $246,892, non-cash dividend earned on investment held in Trust Account of $134,401, and increase in prepaid expenses of $33,946, and offset by share-based compensation expense of $150,379, increase in accounts payable and accrued expenses of $62,734, and increase in due to related parties of $20,000.

For the year ended June 30, 2023, net cash provided by investing activities was $26,037,507 resulted from the withdrawals of investment held in Trust Account of $1,368,648 offset by the purchases of investment held in Trust Account of $27,406,155.

For the period from July 19, 2021 (inception) through June 30, 2022, net cash used in investing activities was $92,920,000 resulted from the purchases of investment held in Trust Account.

For the year ended June 30, 2023, net cash used in financing activities was $25,534,070 resulted from the redemption of Class A Ordinary Shares of $27,406,155 offset by the proceeds from issuance of promissory notes to a related party of $1,872,085.

For the period from July 19, 2021 (inception) through June 30, 2022, net cash provided by financing activities was $93,378,410 resulted from proceeds from sale of Public Units through the IPO, net of underwriters’ discount of $90,160,000, proceeds from sale of Private Units of $4,244,800, proceeds from issuance of promissory notes to a related party of $287,547, offset by repayments of promissory note to a related party of $287,547, payments of offering costs of $526,390 and deposits made to an Escrow Account of $500,000.

Promissory Notes - Related Party

On November 30, 2022, the Company issued an unsecured promissory note (the “Sponsor Note 1”) in the principal amount of $400,000 to the Sponsor. The proceeds of the Sponsor Note 1 was used as general working capital purposes.

On January 31, 2023, the Company issued an unsecured promissory note (the “Extension Note 1”) in the principal amount of $920,000 to the Sponsor. The proceeds of the Extension Note 1 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 2, 2023 to May 2, 2023.

On May 2, 2023, the Company issued an unsecured promissory note (the “Extension Note 2”) in the principal amount of $194,324 to the Sponsor. The proceeds of the Extension Note 2 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from May 2, 2023 to June 2, 2023.

On June 2, 2023, the Company issued an unsecured promissory note (the “Extension Note 3”) in the principal amount of $194,324 to the Sponsor. The proceeds of the Extension Note 3 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from June 2, 2023 to July 2, 2023.

On June 30, 2023, the Company issued an unsecured promissory note (the “Extension Note 4”) in the principal amount of $60,000 to the Sponsor. The proceeds of the Extension Note 4 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from July 2, 2023 to August 2, 2023.

On July 31, 2023, the Company issued an unsecured promissory note (the “Extension Note 5”) in the principal amount of $60,000 to the Sponsor. The proceeds of the Extension Note 5 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from August 2, 2023 to September 2, 2023.

On July 31, 2023, the Company issued an unsecured promissory note (the “Sponsor Note 2,” together with the Sponsor Note 1, collectively, the “Sponsor Notes”) in the principal amount of $120,000 to the Sponsor. The proceeds of the Sponsor Note 2, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes. As of June 30, 2023, the Company has drawn down $103,437 prior to the issuance of the Sponsor Note 2 on July 31, 2023.

On September 1, 2023, the Company issued an unsecured promissory note (the “Extension Note 6”) in the principal amount of $60,000 to the Sponsor. The proceeds of the Extension Note 6 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from September 2, 2023 to October 2, 2023.

On September 28, 2023, the Company issued an unsecured promissory note (the “Extension Note 7,” together with Extension Note 1, 2, 3, 4, 5 and 6, collectively, the “Extension Notes”) in the principal amount of $60,000 to the Sponsor. The proceeds of the Extension Note 7 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from October 2, 2023 to November 2, 2023.

The Extension Notes together with the Sponsor Notes (collectively refer herein as “Promissory Notes”) issued to the Sponsor have the same payment and conversion term as discussed below.

The Promissory Notes bear no interest and are payable in full upon the earlier to occur of (i) the consummation of the Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Promissory Notes may be accelerated.

The payee of the Promissory Notes, the Sponsor, has the right, but not the obligation, to convert the Promissory Notes, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Class A Ordinary Share, one-half of one warrant, and one right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of a Business Combination, as described in the prospectus of the Company (File Number 333-261585), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination and will need to raise additional capital. In this event, our officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we consummate an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us upon consummation of the Business Combination, or, at the lender’s discretion, such loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit.

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

As of June 30, 2023 and 2022, the Company had borrowings of $1,872,085 and $0 under the Promissory Notes, respectively.

Due to Related Parties

From time to time, Mr. Liang Shi, the Company’s Director, Chief Executive Officer, Secretary and Chairman, would incur travel costs to search for targets. As of June 30, 2023, due to Mr. Liang Shi amounted to $3,504.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the Initial Public Offering to pay the Sponsor, a monthly fee of $10,000 for general and administrative services. This agreement was signed by the Company and the Sponsor on January 31, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $120,000 and $50,000 for the year ended June 30, 2023 and for the period from July 19, 2021 (inception) through June 30, 2022, respectively. As of June 30, 2023 and 2022, the Company had $60,000 and $20,000, respectively, accrued under the Administrative Services Agreement due to the Sponsor.

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Policies, Judgments and Estimates

Use of estimates

In preparing the financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Investments held in Trust Account

As of June 30, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Convertible Promissory Note

We account for our convertible promissory notes as debt (liability) on the balance sheet based on an assessment of the embedded conversion feature (see Note 5 — Related Party Transactions) and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The assessment considers the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of June 30, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers, Directors and Director Nominees

Our officers and directors are as follows:

Name	Age	Position
Liang Shi	45	Director, Chief Executive Officer, Secretary and Chairman
Tianyong Yan	45	Chief Financial Officer and Director
Weixiong (Jeff) Cheong	42	Chief Operating Officer
Alfred “Trey” Hickey	60	Independent Director
Buhdy Sin Swee Bok	51	Independent Director
Zhenyu Li	29	Independent Director

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

The beneficial ownership of our ordinary shares is based on an aggregate of 11,964,480 ordinary shares issued and outstanding as of the date hereof, consisting of (i) 4,302,246 Class A Ordinary Shares, (ii)2,300,000 Class B Ordinary Shares and (iii) the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date of this proxy statement. On all matters to be voted upon, except for the election or removal of directors of the board prior to the initial Business Combination, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis..

	Number of Ordinary Shares	Percentage of Outstanding
Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Ordinary Shares
Officers and Directors
Liang Shi	—	—
Tianyong Yan	—	—
Weixiong (Jeff) Cheong	—	—
Alfred “Trey” Hickey	10,000	*
Buhdy Sin Swee Bok	10,000	*
Zhenyu Li	—	—
All officers and directors as a group (6 individuals)	20,000	*
5% Holders
Blue World Holdings Limited(2) (3)	2,658,480	40.27%
Hudson Bay Capital Management LP(4)	875,000	13.25%
Sander Gerber(4)	875,000	13.25%
Shaolin Capital Management LLC(5)	694,413	10.52%
Saba Capital Management, L.P.(6)	845,025	12.80%
Saba Capital Management GP, LLC(6)	845,025	12.80%
Boaz R. Weinstein(6)	845,025	12.80%
Glazer Capital, LLC(7)	866,787	13.13%
Paul J. Glazer(7)	866,787	13.13%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following is c/o Blue World Acquisition Corporation, 244 Fifth Avenue, Suite B-88, New York, NY 10001.

(2)	Shares include Founder Shares, or Class B Ordinary Shares, that will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination on a one-for-one basis, subject to certain adjustment.

(3)	Blue World Holdings Limited, a Hong Kong private company limited by shares, is the record holder of the insider shares reported herein. Our Sponsor is governed by a board of managers consisting of five members, Liang Shi, Fubin Shi, Hongyang Wang, Jianyong Xie, and Cunli Cheng. Each member has one vote, and the approval of a majority of the board is required to approve an action of our Sponsor. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no director of our Sponsor exercises voting or dispositive control over any of the securities held by our Sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(4)	According to a Schedule 13G filed on February 7, 2023, on behalf of Hudson Bay Capital Management LP and Sander Gerber. The business address of each of these shareholders is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

(5)	According to a Schedule 13G filed on February 14, 2023, on behalf of Shaolin Capital Management LLC. The business address of each of these shareholders is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(6)	According to a Schedule 13G filed on February 14, 2023, on behalf of Saba Capital Management, L.P., Saba Capital Management GP, LLC, and Mr. Boaz R. Weinstein. The business address of each of these shareholders is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(7)	According to a Schedule 13G filed on February 14, 2023, on behalf of Glazer Capital, LLC and Paul J. Glazer. The business address of each of these shareholders is 250 West 55th Street, Suite 30A, New York, New York 10019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On August 5, 2021, the Sponsor acquired 2,300,000 Founder Shares for an aggregate purchase price of $25,000.

As of June 30, 2023, there were 2,300,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

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

In order to meet the Company’s working capital needs following the consummation of the Initial Public Offering, the Sponsor, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company initial Business Combination, without interest, or, at the lender’s discretion, the notes may be converted upon consummation of the Company’s Business Combination into private units at a price of $10.00 per unit. If the Company does not complete a Business Combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available.

On November 30, 2022, the Company issued an unsecured promissory note (the “Sponsor Note 1”) in the principal amount of $400,000 to the Sponsor. The proceeds of the Sponsor Note 1 was used as general working capital purposes.

On January 31, 2023, the Company issued an unsecured promissory note (the “Extension Note 1”) in the principal amount of $920,000 to the Sponsor. The proceeds of the Extension Note 1 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 2, 2023 to May 2, 2023.

On May 2, 2023, the Company issued an unsecured promissory note (the “Extension Note 2”) in the principal amount of $194,324 to the Sponsor. The proceeds of the Extension Note 2 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from May 2, 2023 to June 2, 2023.

On June 2, 2023, the Company issued an unsecured promissory note (the “Extension Note 3”) in the principal amount of $194,324 to the Sponsor. The proceeds of the Extension Note 3 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from June 2, 2023 to July 2, 2023.

On June 30, 2023, the Company issued an unsecured promissory note (the “Extension Note 4” together with Extension Note 1, 2, and 3, collectively, the “Extension Notes”) in the principal amount of $60,000 to the Sponsor. The proceeds of the Extension Note 4 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from July 2, 2023 to August 2, 2023.

On July 31, 2023, the Company issued an unsecured promissory note (the “Extension Note 5”) in the principal amount of $60,000 to the Sponsor. The proceeds of the Extension Note 5 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from August 2, 2023 to September 2, 2023.

On July 31, 2023, the Company issued an unsecured promissory note (the “Sponsor Note 2,” together with the Sponsor Note 1, collectively, the “Sponsor Notes”) in the principal amount of $120,000 to the Sponsor. The proceeds of the Sponsor Note 2, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes. As of June 30, 2023, the Company has drawn down $103,437 prior to the issuance of the Sponsor Note 2 on July 31, 2023.

On September 1, 2023, the Company issued an unsecured promissory note (the “Extension Note 6”) in the principal amount of $60,000 to the Sponsor. The proceeds of the Extension Note 6 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from September 2, 2023 to October 2, 2023.

On September 28, 2023, the Company issued an unsecured promissory note (the “Extension Note 7,” together with Extension Note 1, 2, 3, 4, 5 and 6, collectively, the “Extension Notes”) in the principal amount of $60,000 to the Sponsor. The proceeds of the Extension Note 7 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from October 2, 2023 to November 2, 2023.

The Extension Notes together with the Sponsor Notes (collectively refer herein as “Promissory Notes”) issued to the Sponsor have the same payment and conversion term as discussed below.

The Promissory Notes bear no interest and is payable in full upon the earlier to occur of (i) the consummation of the Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Promissory Notes may be accelerated.

The payee of the Promissory Notes, the Sponsor, has the right, but not the obligation, to convert the Promissory Notes, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Class A Ordinary Share, one-half of one warrant, and one right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of a Business Combination, as described in the prospectus of the Company (File Number 333-261585), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00.

As of June 30, 2023, the Company had borrowings of $1,872,085 under the Promissory Notes.

Due to Related Parties

From time to time, Mr. Liang Shi, the Company’s Director, Chief Executive Officer, Secretary and Chairman, would incur travel costs to search for targets. As of June 30, 2023, due to Mr. Liang Shi amounted to $3,504.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the IPO to pay the Sponsor, a monthly fee of $10,000 for general and administrative services pursuant to a certain administrative services agreement (the “Administrative Services Agreement”). This Administrative Services Agreement was signed by the Company and the Sponsor on January 31, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $120,000 and $50,000 for the year ended June 30, 2023 and for the period from July 19, 2021 (inception) through June 30, 2022, respectively. As of June 30, 2023 and 2022, the Company had $60,000 and $20,000 accrued under the Administrative Services Agreement due to the Sponsor, respectively.

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

●

repayment at the closing of our initial Business Combination of loans which may be made by our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Such loans may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender. Such working capital units are identical to the Private Units sold in the Private Placement; and

●	repayment at the closing of our initial Business Combination of loans which have been made by our Sponsor, its affiliates or designees in connection with our extensions of the time periods to complete an initial Business Combination , which may be convertible into working capital units, at a price of $10.00 per unit, such working capital units are identical to the Private Units sold in the Private Placement.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MarcumAsia in connection with regulatory filings. The aggregate fees billed by MarcumAsia for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended June 30, 2023 and 2022 totaled $82,400 and $15,450, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay MarcumAsia for professional services rendered for audit related fees for the period ended June 30, 2023.

Tax Fees. We did not pay MarcumAsia for tax planning and tax advice for the years ended June 30, 2023 and 2022.

All Other Fees. We did not pay MarcumAsia for other services for the years ended June 30, 2023 and 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 10, 2023, by and among Blue World Acquisition Corporation, TOYO Co., Ltd, TOYOone Limited, TOPTOYO INVESTMENT PTE. LTD., Vietnam Sunergy Cell Company Limited, Vietnam Sunergy Joint Stock Company and Fuji Solar Co., Ltd. (incorporated herein by reference to Exhibit 2.1 to Form 8-K as filed with the Securities and Exchange Commission on August 10, 2023)

3.1*	Amended and Restated Memorandum and Articles of Association, dated January 28, 2022. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

3.2*	Amended and Restated Memorandum and Articles of Associate, dated May 2, 2023. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on May 3, 2023)

3.3*	Amended and Restated Memorandum and Articles of Associate, dated June 30, 2023. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on July 3, 2023)

4.1*	Specimen Unit Certificate. (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.2*	Specimen Ordinary Share Certificate. (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.3*	Specimen Warrant Certificate. (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.4*	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.4 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

4.5*	Warrant Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

4.6*	Rights Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as rights agent. (incorporated herein by reference to Exhibit 4.2 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

4.7	Descriptions of Securities.

10.1*	Letter Agreement, dated January 31, 2022, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.2*	Investment Management Trust Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company, as trustee. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.3*	Escrow Agreement between the Registrant, dated January 31, 2022, Continental Stock Transfer & Trust Company and certain shareholders. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.4*	Registration Rights Agreement, dated January 31, 2022, among the Registrant and certain security holders. (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.5*	Private Units Purchase Agreement, dated January 31, 2022, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.5 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.6*	Private Units Purchase Agreement, dated January 31, 2022, between the Registrant and the Representative. (incorporated herein by reference to Exhibit 10.6 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.7*	Securities Transfer Agreement, dated January 31, 2022, among the Registrant, the Sponsor, and certain directors of the Registrant. (incorporated herein by reference to Exhibit 10.7 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.8*+	D&O Reserve Fund Escrow Agreement, dated January 31, 2022, between the Registrant and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.8 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.9*	Administrative Service Agreement, dated January 31, 2022, between the Registrant and the Sponsor. (incorporated herein by reference to Exhibit 10.9 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2022)

10.10*	Promissory Note, dated November 30, 2022, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on December 5, 2022)

10.11*	Extension Promissory Note, dated January 31, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 3, 2023)

10.12*	Extension Promissory Note, dated May 2, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on May 3, 2023)

10.13*	Amendment to the Investment Management Trust Agreement dated May 2, 2023, between the Company and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on May 3, 2023)

10.14*	Extension Promissory Note, dated June 2, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 2, 2023)

10.15*	Amendment to the Investment Management Trust Agreement dated June 30, 2023, between the Company and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on July 3, 2023)

10.16*	Extension Promissory Note, dated June 30, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on July 3, 2023)

10.17*	Extension Promissory Note, dated July 31, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on August 2, 2023)

10.18*	Promissory Note, dated July 31, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on August 2, 2023)

10.19*	Sponsor Support Agreement, dated as of August 10, 2023, by and among Blue World Acquisition Corporation, Blue World Holdings Limited and TOYO Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on August 10, 2023)

10.20*	Shareholder Lock-Up and Support Agreement, dated as of August 10, 2023, by and among Blue World Acquisition Corporation, TOYO Co., Ltd, and Fuji Solar Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on August 10, 2023)

10.21*	Extension Promissory Note, dated September 1, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on September 5, 2023)

10.22	Extension Promissory Note, dated September 28, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on September 28, 2023)

99.1*	Audit Committee Charter. (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

99.2*	Compensation Committee Charter. (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on January 19, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

+	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE WORLD ACQUISITION CORPORATION

Date: September 28, 2023
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

Name	Position	Date

/s/ Liang Shi	Chief Executive Officer, Chairman and Secretary	September 28, 2023
Liang Shi	(Principle Executive Officer)

/s/ Tianyong Yan	Chief Financial Officer	September 28, 2023
Tianyong Yan	(Principal Accounting and Financial Officer)

/s/ Weixiong (Jeff) Cheong	Chief Operating Officer	September 28, 2023
Weixiong (Jeff) Cheong

/s/ Buhdy Sin Swee Bok	Director	September 28, 2023
Buhdy Sin Swee Bok

/s/ Alfred “Trey” Hickey	Director	September 28, 2023
Alfred “Trey” Hickey

/s/ Zhenyu Li	Director	September 28, 2023
Zhenyu Li

BLUE WORLD ACQUISITION CORPORATION
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Blue World Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blue World Acquisition Corporation (the “Company”) as of June 30, 2023 and 2022, the related statements of operations, change in shareholders’ deficit and cash flows for the year ended June 30, 2023 and for the period from July 19, 2021 (Inception) through June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the year ended June 30, 2023 and for the period from July 19, 2021 (Inception) through June 30, 2022 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the company’s liquidation date is less than one year from the date of the financial statements is issued. This condition raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs llp

Marcum Asia CPAs llp

We have served as the Company’s auditor since 2021.

New York, NY

September 28, 2023

Firm ID#: 5395

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York • 10001

Phone 646.442.4845 • Fax 646.349.5200 • www.marcumasia.com

BLUE WORLD ACQUISITION CORPORATION

BALANCE SHEETS

	June 30, 2023	June 30, 2022
Assets
Current assets:
Cash	$746	$276,284
Prepaid expenses	35,862	33,946
Total Current Assets	36,608	310,230

Investment held in Trust Account	70,186,561	93,054,401
Cash held in Escrow Account	500,000	500,000
Total Assets	$70,723,169	$93,864,631

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$229,933	$62,734
Due to related parties	63,504	20,000
Promissory notes - related party	1,872,085	-
Total Current Liabilities	2,165,522	82,734
Deferred underwriting discounts and commissions	3,220,000	3,220,000
Total Liabilities	5,385,522	3,302,734

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 6,587,231 shares and 9,200,000 shares at redemption value of $10.65 and $10.11 per share as of June 30, 2023 and 2022, respectively	70,186,561	93,054,401

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 470,000,000 shares authorized, 464,480 shares issued and outstanding (excluding 6,587,231 shares and 9,200,000 shares subject to possible redemption as of June 30, 2023 and 2022, respectively)	46	46
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,300,000 shares issued and outstanding	230	230
Additional paid-in capital	-	-
Accumulated deficit	(4,849,190)	(2,492,780)
Total Shareholders’ Deficit	(4,848,914)	(2,492,504)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$70,723,169	$93,864,631

The accompanying notes are an integral part of these financial statements.

BLUE WORLD ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

		For the Period from July 19, 2021
	For the Year Ended	(inception) through
	June 30, 2023	June 30, 2022
Formation and operating costs	$987,771	$230,926
Share-based compensation expense	-	150,379
Loss from operations	(987,771)	(381,305)

Other income:
Dividend earned on investment held in Trust Account	3,169,667	134,401
Interest income	9	12
Total other income	3,169,676	134,413

Net income (loss)	$2,181,905	$(246,892)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	8,771,677	3,950,432
Basic and diluted net income per redeemable Class A ordinary shares	$0.19	$(0.04)
Basic and diluted weighted average non-redeemable Class A and Class B ordinary shares outstanding	2,764,480	2,328,264
Basic and diluted net income (loss) per non-redeemable Class A and Class B ordinary share	$0.19	$(0.04)

The accompanying notes are an integral part of these financial statements.

BLUE WORLD ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Founder shares issued to initial shareholder	-	-	2,300,000	230	24,770	-	25,000
Fair value of public rights and warrants, net of allocated offering costs	-	-	-	-	8,255,323	-	8,255,323
Sale of private placement units	424,480	42	-	-	4,244,758	-	4,244,800
Issuance of representative shares	40,000	4	-	-	308,254	-	308,258
Share-based compensation expense	-	-	-	-	150,379	-	150,379
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(12,983,484)	(2,245,888)	(15,229,372)
Net loss	-	-	-	-	-	(246,892)	(246,892)
Balance as of June 30, 2022	464,480	46	2,300,000	230	-	(2,492,780)	(2,492,504)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(4,538,315)	(4,538,315)
Net income	-	-	-	-	-	2,181,905	2,181,905
Balance as of June 30, 2023	464,480	$46	2,300,000	$230	$-	$(4,849,190)	$(4,848,914)

The accompanying notes are an integral part of these financial statements.

BLUE WORLD ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the Period from July 19, 2021
	For the Year Ended	(inception) through
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$2,181,905	$(246,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	—	150,379
Dividend earned on investment held in Trust Account	(3,169,667)	(134,401)
Changes in operating assets and liabilities:
Prepaid expenses	(1,916)	(33,946)
Accounts payable and accrued expenses	167,199	62,734
Due to related parties	43,504	20,000
Net Cash Used in Operating Activities	(778,975)	(182,126)

Cash Flows from Investing Activities:
Purchases of investment held in Trust Account	(1,368,648)	(92,920,000)
Withdrawals of investment held in Trust Account	27,406,155	—
Net Cash Provided by (Used in) Investing Activities	26,037,507	(92,920,000)

Cash Flows from Financing Activities:
Redemption of Class A ordinary shares	(27,406,155)	—
Proceeds from sale of public units through public offerings, net of underwriters’ discount	—	90,160,000
Proceeds from sale of private placement units	—	4,244,800
Proceeds from issuance of promissory notes to related party	1,872,085	287,547
Repayment of promissory note to related party	—	(287,547)
Payment of offering costs	—	(526,390)
Deposits made to Escrow Account	—	(500,000)
Net Cash (Used in) Provided by Financing Activities	(25,534,070)	93,378,410

Net Change in Cash	(275,538)	276,284

Cash, beginning of year	276,284	—
Cash, end of year	$746	$276,284

Supplemental Disclosure of Cash Flow Information:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred underwriter’s discount	$—	$3,220,000
Issuance of representative shares	$—	$308,258
Remeasurement of Class A ordinary shares subject to possible redemption	$4,538,315	$15,229,372

The accompanying notes are an integral part of these financial statements.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of June 30, 2023, the Company had not commenced any operations. For the period from July 19, 2021 (inception) through June 30, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to its initial public offering (the “Initial Public Offering”) as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend/interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

The Company also issued 40,000 shares of Class A Ordinary Shares (the “Representative Shares”) to Maxim as part of representative compensation. The Representative Shares are identical to the Class A Ordinary Shares sold as part of the Public Units, except that Maxim has agreed not to transfer, assign or sell any such Representative Shares until the completion of the Company’s initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the prescribed time period. The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to FINRA Rule 5110 (e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company initially had until February 2, 2023 to complete an initial Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by February 2, 2023, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of up to November 2, 2023 to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $920,000 ($0.10 per share in either case), on or prior to the applicable deadline. On February 2, 2023, $920,000 was deposited into the Trust Account to extend the period of time it has to consummate its initial business combination for additional three months from February 2, 2023 to May 2, 2023.

On May 2, 2023, the Company held an extraordinary general meeting (the “May 2023 Meeting”) at which its shareholders approved the adoption of the Second Amended and Restated Memorandum and Articles of Association of the Company, which provides that the Company has until May 2, 2023 to complete an initial Business Combination, and may elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month extension, for a total of up to nine months to February 2, 2024 by depositing $0.0295 per public share into the Trust Account for each monthly extension. As a result of May 2023 Meeting, on May 2, 2023, a total of $194,324 was deposited into the Trust Account for the public shareholders, representing $0.0295 per remaining public share, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from May 2, 2023 to June 2, 2023.

On June 2, 2023, a total of $194,324 was deposited into the Trust Account for the public shareholders, representing $0.0295 per remaining public share, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from June 2, 2023 to July 2, 2023.

On June 30, 2023, the Company held an extraordinary general meeting (the “June 2023 Meeting”), where the shareholders of the Company approved the adoption of the Third Amended and Restated Memorandum and Articles of Association of the Company, which provides that the Company has until July 2, 2023 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional one-month extension, for a total of up to nine months to April 2, 2024, by depositing $60,000 each month to the Trust Account.

On June 30, 2023, a total of $60,000 of the Monthly Extension Payment was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from July 2, 2023 to August 2, 2023.

On July 31, 2023, a total of $60,000 of the Monthly Extension Payment was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from August 2, 2023 to September 2, 2023.

On September 1, 2023, a total of $60,000 of the Monthly Extension Payment was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from September 2, 2023 to October 2, 2023.

On September 27, 2023, a total of $60,000 of the Monthly Extension Payment was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from October 2, 2023 to November 2, 2023 (the “Combination Period”).

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Redemptions

On May 2, 2023, the Company held an extraordinary general meeting (the “May 2023 Meeting”) at which its shareholders approved the adoption of the Second Amended and Restated Memorandum and Articles of Association of the Company, which provides that the Company has until May 2, 2023 to complete an initial Business Combination, and may elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month extension, for a total of up to nine months to February 2, 2024 by depositing $0.0295 per public share into the Trust Account for each monthly extension. In connection with the May 2023 Meeting, 2,612,769 Class A Ordinary Shares were rendered for redemption, and approximately $27.4 million was released from the Trust Account to pay such redeeming shareholders in May 2023.

On June 30, 2023, the Company held an extraordinary general meeting (the “June 2023 Meeting”) at which the Company’s shareholders approved the adoption of the Third Amended and Restated Memorandum and Articles of Association of the Company, which provides that the Company has until July 2, 2023 to complete a business combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional one-month extension, for a total of up to nine months to April 2, 2024, by depositing $60,000 each month to the Trust Account. As a result of June 30 Meeting, upon the shareholders’ approval, on June 30, 2023, the Company and Continental entered into the amendment to the Trust Agreement. In connection with the June 2023 Meeting, 2,749,465 Class A Ordinary Shares were rendered for redemption, and approximately $29.3 million was released from the Trust Account to pay such redeeming shareholders in July 2023.

Merger Agreement

On August 10, 2023, the Company entered into an Agreement and Plan of Merger (as the same may be amended, restated or supplemented, the “Merger Agreement”) with TOYO Co., Ltd, a Cayman Islands exempted company (“PubCo”), TOYOone Limited, a Cayman Islands exempted company (“Merger Sub”), TOPTOYO INVESTMENT PTE. LTD., a Singapore private company limited by shares (“SinCo”), Vietnam Sunergy Cell Company Limited, a Vietnamese company, (the “Company”, together with PubCo, Merger Sub and SinCo, the “Group Companies”, or each individually, a “Group Company”), Vietnam Sunergy Joint Stock Company, a Vietnam joint stock company (“VSUN”), and Fuji Solar Co., Ltd, a Japanese company (“Fuji Solar”, together with VSUN, the “Shareholders”, or individually, a “Shareholder”).

Pursuant to the Merger Agreement, (a) the Group Companies, VSUN and Fuji Solar shall consummate a series of transactions involving the Group Companies, including (A) PubCo acquiring one hundred percent (100%) of the issued and paid-up share capital of SinCo from Fuji Solar in exchange for one (1) ordinary share of PubCo, par value US$0.0001 per share (the “PubCo Ordinary Shares” and such transaction, the “Share Exchange”), and (B) SinCo acquiring one hundred percent (100%) of the issued and outstanding shares of capital stock of the Company from VSUN at an aggregate consideration of no less than US$50,000,000 (the “SinCo Acquisition,” and together with the Share Exchange, the “Pre-Merger Reorganization”), as a result of which (i) SinCo shall become a wholly-owned subsidiary of PubCo, (ii) the Company shall become a wholly-owned subsidiary of SinCo; and (iii) immediately prior to the closing of the SinCo Acquisition, Fuji Solar (the “Seller”) shall hold an aggregate of 41,000,000 PubCo Ordinary Shares, representing all issued and outstanding share capital of PubCo, and (b) following the consummation of the Pre-Merger Reorganization, BWAQ shall merge with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Merger”), as a result of which, among other things, all of the issued and outstanding securities of BWAQ immediately prior to the filing of the plan of merger with respect to the Merger (the “Plan of Merger”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Merger (the “Merger Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive substantially equivalent securities of PubCo, in each case, upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the provisions of the Companies Act (Revised) of the Cayman Islands and other applicable laws.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Liquidity and Going Concern

As of June 30, 2023, the Company had cash of $746 and a working deficit of $2,128,914. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period by November 2, 2023, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $746 and $276,284 in cash as of June 30, 2023 and 2022, respectively. The Company did not have any cash equivalents as of June 30, 2023 and 2022.

●	Investment held in Trust Account

As of June 30, 2023 and 2022, the assets held in the Trust Account include $70,186,561 and $93,054,401, respectively, of investments held in money market funds, which are invested in U.S. Treasury securities and characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). For the years ended June 30, 2023 and 2022, dividend earned and held in the Trust Account amounted to $3,169,667 and $134,401, respectively.

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

As of June 30, 2023 and 2022, the Company had $500,000 in cash held in the Escrow Account.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

	For the Year Ended		For the Period from July 19, 2021 (inception) through
	June 30, 2023		June 30, 2022
	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss)	$1,659,042	$522,863	$(155,340)	$(91,552)
Denominators:
Weighted-average shares outstanding	8,771,677	2,764,480	3,950,432	2,328,264
Basic and diluted net income (loss) per share	$0.19	$0.19	$(0.04)	$(0.04)

●	Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 6,587,231 and 9,200,000 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets as of June 30, 2023 and 2022, respectively.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

As of June 30, 2023 and 2022, the amount of Class A Ordinary Shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$92,000,000
Less:
Proceeds allocated to Public Warrants and Public Rights	(8,841,200)
Offering costs of Public Shares	(5,333,771)
Plus:
Initial measurement adjustment on redeemable ordinary shares	14,174,971
Re-measurement adjustment on redeemable ordinary shares	1,054,401
Class A ordinary shares subject to possible redemption, June 30, 2022	93,054,401
Less:
Redemptions of Class A ordinary shares	(27,406,155)
Plus:
Re-measurement adjustment on redeemable ordinary shares	4,538,315
Class A ordinary shares subject to possible redemption, June 30, 2023	$70,186,561

●	Share-based compensation expense

The Company accounts for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred (see Note 5 for more discussion about the details). For the year ended June 30, 2023, the Company did not recognize any share-based compensation expense. The Company has recognized share-based compensation expense in the amount of $150,379 for the period from July 19, 2021 (inception) through June 30, 2022.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

●	Convertible Promissory Note

The Company accounts for its convertible promissory notes as debt (liability) on the balance sheet based on an assessment of the embedded conversion feature (see Note 5 — Related Party Transactions) and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The assessment considers the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s tax provision is zero for the year ended June 30, 2023 and for the period from July 19, 2021 (inception) through June 30, 2022.

The Company is considered to be an exempted Cayman Islands company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

●	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of June 30, 2023 and 2022, there were 2,300,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

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

Due to Related Parties

From time to time, Mr. Liang Shi, the Company’s Director, Chief Executive Officer, Secretary and Chairman, would incur travel costs to search for targets. As of June 30, 2023, due to Mr. Liang Shi amounted to $3,504.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

On November 30, 2022, the Company issued an unsecured promissory note (the “Sponsor Note 1”) in the principal amount of $400,000 to the Sponsor. The proceeds of the Sponsor Note 1 was used as general working capital purposes.

On January 31, 2023, the Company issued an unsecured promissory note (the “Extension Note 1”) in the principal amount of $920,000 to the Sponsor. The proceeds of the Extension Note 1 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months from February 2, 2023 to May 2, 2023.

On May 2, 2023, the Company issued an unsecured promissory note (the “Extension Note 2”) in the principal amount of $194,324 to the Sponsor. The proceeds of the Extension Note 2 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from May 2, 2023 to June 2, 2023.

On June 2, 2023, the Company issued an unsecured promissory note (the “Extension Note 3”) in the principal amount of $194,324 to the Sponsor. The proceeds of the Extension Note 3 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from June 2, 2023 to July 2, 2023.

On June 30, 2023, the Company issued an unsecured promissory note (the “Extension Note 4” together with Extension Note 1, 2, and 3, collectively, the “Extension Notes”) in the principal amount of $60,000 to the Sponsor. The proceeds of the Extension Note 4 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from July 2, 2023 to August 2, 2023.

On July 31, 2023, the Company issued an unsecured promissory note (the “Sponsor Note 2,” together with the Sponsor Note 1, collectively, the “Sponsor Notes”) in the principal amount of $120,000 to the Sponsor. The proceeds of the Sponsor Note 2, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes. As of June 30, 2023, the Company has drawn down $103,437 prior to the issuance of the Sponsor Note 2 on July 31, 2023.

The Extension Notes together with the Sponsor Notes (collectively refer herein as “Promissory Notes”) issued to the Sponsor have the same payment and conversion term as discussed below.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Promissory Notes bear no interest and is payable in full upon the earlier to occur of (i) the consummation of the Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Promissory Notes may be accelerated.

The payee of the Promissory Notes, the Sponsor, has the right, but not the obligation, to convert the Promissory Notes, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Class A Ordinary Share, one-half of one warrant, and one right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of a Business Combination, as described in the prospectus of the Company (File Number 333-261585), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00.

In order to meet the Company’s working capital needs following the consummation of the Initial Public Offering, the Sponsor, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company initial Business Combination, without interest, or, at the lender’s discretion, may be converted upon consummation of the Company’s Business Combination into private units at a price of $10.00 per unit. If the Company does not complete a Business Combination, the loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The Company’s shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of its initial Business Combination. If the Company does not complete a Business Combination, the loans will not be repaid.

As of June 30, 2023 and 2022, the Company had borrowings of $1,872,085 and $0 under the Promissory Notes, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the Initial Public Offering to pay the Sponsor, a monthly fee of $10,000 for general and administrative services. This agreement was signed by the Company and the Sponsor on January 31, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $120,000 and $50,000 for the year ended June 30, 2023 and for the period from July 19, 2021 (inception) through June 30, 2022, respectively. As of June 30, 2023 and 2022, the Company had $60,000 and $20,000, respectively, accrued under the Administrative Services Agreement due to the Sponsor.

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 470,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2023 and 2022, there were 464,480 Class A Ordinary Shares issued and outstanding, excluding 6,587,231 shares and 9,200,000 shares, respectively, subject to possible redemption.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Rights

As of June 30, 2023 and 2022, there were 9,200,000 Public Rights and 424,480 Private Rights outstanding. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of a Business Combination, even if the holder of a Public Right redeemed all Class A Ordinary Shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each registered holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the kind and amount of securities or properties of the surviving company that the one-tenth (1/10) of one Class A Ordinary Share underlying each right is entitled to upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of Class A Ordinary Shares will receive in the transaction on an as-converted into ordinary shares basis.

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

Redeemable Warrants

As of June 30, 2023 and 2022, there were 4,600,000 Public Warrants and 212,240 Private Warrants outstanding. Each whole redeemable warrant entitles the registered holder to purchase one Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of the thirty (30) days after the completion of an initial Business Combination and one (1) year from the consummation of the Initial Public Offering. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. However, except as set forth below, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to such Class A Ordinary Shares. Notwithstanding the foregoing, if a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective within 90 days from the consummation of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the consummation of the Initial Public Offering at 5:00 p.m., Eastern Standard Time.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8 — FAIR VALUE MEASUREMENTS

As of June 30, 2023 and 2022, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $70,186,561 and $93,054,401, respectively, which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2023	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$70,186,561	$70,186,561	$-	$-
Total	$70,186,561	$70,186,561	$-	$-

June 30, 2022	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$93,054,401	$93,054,401	$-	$-
Total	$93,054,401	$93,054,401	$-	$-

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these financial statements were issued. Except as discussed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Escrow Account

At the June 2023 Meeting, among the other proposals, the shareholders of the Company also approved the release of the funds held in the Escrow Account pursuant to the D&O Reserve Fund Escrow Agreement, dated January 31, 2022 (the “D&O Indemnity Escrow Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as escrow agent, on July 2, 2023 or such a later date immediately following the purchase of an alternative D&O insurance. Upon the approval, the Company secured an alternative D&O insurance, effective on July 1, 2023. On July 4, 2023, a total of $500,000 funds held in the Escrow Account was released to the Company, a portion of which was used to purchase the alternative D&O insurance.

Extension Notes

On July 31, 2023, the Company issued an unsecured promissory note (the “Extension Note 5”) in the principal amount of $60,000 to the Sponsor. The proceeds of the Extension Note 5 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from August 2, 2023 to September 2, 2023.

On September 1, 2023, the Company issued an unsecured promissory note (the “Extension Note 6”) in the principal amount of $60,000 to the Sponsor. The proceeds of the Extension Note 6 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from September 2, 2023 to October 2, 2023.

On September 28, 2023, the Company issued an unsecured promissory note (the “Extension Note 7”) in the principal amount of $60,000 to the Sponsor. The proceeds of the Extension Note 7 was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from October 2, 2023 to November 2, 2023.

Redemptions

On June 30, 2023, the Company held the June 2023 Meeting at which the Company’s shareholders approved the adoption of the Third Amended and Restated Memorandum and Articles of Association of the Company, which provides that the Company has until July 2, 2023 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional one-month extension, for a total of up to nine months to April 2, 2024, by depositing $60,000 each month to the Trust Account. As a result of June 30 Meeting, upon the shareholders’ approval, on June 30, 2023, the Company and Continental Stock Transfer & Trust Company entered into the amendment to the Trust Agreement. In connection with the June 2023 Meeting, 2,749,465 Class A Ordinary Shares were rendered for redemption, and approximately $29.3 million was released from the Trust Account to pay such redeeming shareholders in July 2023.

Merger Agreement

On August 10, 2023, the Company entered into an Agreement and Plan of Merger (as the same may be amended, restated or supplemented, the “Merger Agreement”) with TOYO Co., Ltd, a Cayman Islands exempted company (“PubCo”), TOYOone Limited, a Cayman Islands exempted company (“Merger Sub”), TOPTOYO INVESTMENT PTE. LTD., a Singapore private company limited by shares (“SinCo”), Vietnam Sunergy Cell Company Limited, a Vietnamese company, (the “Company”, together with PubCo, Merger Sub and SinCo, the “Group Companies”, or each individually, a “Group Company”), Vietnam Sunergy Joint Stock Company, a Vietnam joint stock company (“VSUN”), and Fuji Solar Co., Ltd, a Japanese company (“Fuji Solar”, together with VSUN, the “Shareholders”, or individually, a “Shareholder”).

Pursuant to the Merger Agreement, (a) the Group Companies, VSUN and Fuji Solar shall consummate a series of transactions involving the Group Companies, including (A) PubCo acquiring one hundred percent (100%) of the issued and paid-up share capital of SinCo from Fuji Solar in exchange for one (1) ordinary share of PubCo, par value US$0.0001 per share (the “PubCo Ordinary Shares” and such transaction, the “Share Exchange”), and (B) SinCo acquiring one hundred percent (100%) of the issued and outstanding shares of capital stock of the Company from VSUN at an aggregate consideration of no less than US$50,000,000 (the “SinCo Acquisition,” and together with the Share Exchange, the “Pre-Merger Reorganization”), as a result of which (i) SinCo shall become a wholly-owned subsidiary of PubCo, (ii) the Company shall become a wholly-owned subsidiary of SinCo; and (iii) immediately prior to the closing of the SinCo Acquisition, Fuji Solar (the “Seller”) shall hold an aggregate of 41,000,000 PubCo Ordinary Shares, representing all issued and outstanding share capital of PubCo, and (b) following the consummation of the Pre-Merger Reorganization, BWAQ shall merge with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Merger”), as a result of which, among other things, all of the issued and outstanding securities of BWAQ immediately prior to the filing of the plan of merger with respect to the Merger (the “Plan of Merger”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Merger (the “Merger Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive substantially equivalent securities of PubCo, in each case, upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the provisions of the Companies Act (Revised) of the Cayman Islands and other applicable laws.