Form 10-Q
period 2023-09-30
Blue World Acquisition Corp
filed 2023-11-13
CIK 1878074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 6,602,246 ordinary shares of the Company, par value $0.0001 per share, issued and outstanding.

BLUE WORLD ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WORLD ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023	June 30, 2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$50,517	$746
Prepaid expenses	127,118	35,862
Total Current Assets	177,635	36,608

Investment held in Trust Account	41,666,547	70,186,561
Cash held in Escrow Account	-	500,000
Total Assets	$41,844,182	$70,723,169

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$107,205	$229,933
Due to related parties	32,538	63,504
Promissory notes - related party	2,052,085	1,872,085
Total Current Liabilities	2,191,828	2,165,522
Deferred underwriting discounts and commissions	3,220,000	3,220,000
Total Liabilities	5,411,828	5,385,522

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, 3,837,766 shares and 6,587,231 shares at redemption value of $10.86 and $10.65 per share as of September 30, 2023 and June 30, 2023, respectively	41,666,547	70,186,561

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 470,000,000 shares authorized, 464,480 shares issued and outstanding (excluding 3,837,766 shares and 6,587,231 shares subject to possible redemption as of September 30, 2023 and June 30, 2023, respectively)	46	46
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,300,000 shares issued and outstanding	230	230
Additional paid-in capital	-	-
Accumulated deficit	(5,234,469)	(4,849,190)
Total Shareholders’ Deficit	(5,234,193)	(4,848,914)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$41,844,182	$70,723,169

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Formation and operating costs	$205,284	$171,082
Loss from operations	(205,284)	(171,082)

Other income:
Dividend earned on investment held in Trust Account	605,898	419,401
Interest income	5	6
Total other income	605,903	419,407

Net income	$400,619	$248,325

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	4,340,356	9,200,000
Basic and diluted net income per redeemable Class A ordinary shares	$0.06	$0.02
Basic and diluted weighted average non-redeemable Class A and Class B ordinary shares outstanding	2,764,480	2,764,480
Basic and diluted net income per non-redeemable Class A and Class B ordinary share	$0.06	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended September 30, 2023
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2023	464,480	$46	2,300,000	$230	$-	$(4,849,190)	$(4,848,914)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(785,898)	(785,898)
Net income	-	-	-	-	-	400,619	400,619
Balance as of September 30, 2023	464,480	$46	2,300,000	$230	$-	$(5,234,469)	$(5,234,193)

	For the Three Months Ended September 30, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2022	464,480	$46	2,300,000	$230	$-	$(2,492,780)	$(2,492,504)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(419,401)	(419,401)
Net income	-	-	-	-	-	248,325	248,325
Balance as of September 30, 2022	464,480	$46	2,300,000	$230	$-	$(2,663,856)	$(2,663,580)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net income	$400,619	$248,325
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(605,898)	(419,401)
Changes in operating assets and liabilities:
Prepaid expenses	(91,256)	14,875
Prepaid expenses - related party	-	(9,058)
Accounts payable and accrued expenses	(122,728)	13,567
Due to related parties	(30,966)	(10,000)
Net Cash Used in Operating Activities	(450,229)	(161,692)

Cash Flows from Investing Activities:
Purchases of investment held in Trust Account	(180,000)	-
Withdrawals of investment held in Trust Account	29,305,912	-
Net Cash Provided by Investing Activities	29,125,912	-

Cash Flows from Financing Activities:
Redemption of Class A ordinary shares	(29,305,912)	-
Proceeds from issuance of promissory notes to related party	180,000	-
Withdrawals from Escrow Account	500,000	-
Net Cash Used in Financing Activities	(28,625,912)	-

Net Change in Cash	49,771	(161,692)

Cash, beginning of period	746	276,284
Cash, end of period	$50,517	$114,592

Supplemental Disclosure of Cash Flow Information:
Remeasurement of Class A ordinary shares subject to possible redemption	$785,898	$419,401

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

As of September 30, 2023, the Company had not commenced any operations. For the period from July 19, 2021 (inception) through September 30, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to its initial public offering (the “Initial Public Offering”) as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend/interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On November 1, 2023, a total of $60,000 of the Monthly Extension Payment was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial business combination by one month from November 2, 2023 to December 2, 2023 (the “Combination Period”).

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

Redemptions

On May 2, 2023, the Company held the May 2023 Meeting at which its shareholders approved the adoption of the Second Amended and Restated Memorandum and Articles of Association of the Company, which provides that the Company has until May 2, 2023 to complete an initial Business Combination, and may elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month extension, for a total of up to nine months to February 2, 2024 by depositing $0.0295 per public share into the Trust Account for each monthly extension. In connection with the May 2023 Meeting, 2,612,769 Class A Ordinary Shares were rendered for redemption, and approximately $27.4 million was released from the Trust Account to pay such redeeming shareholders in May 2023.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of September 30, 2023, the Company had cash of $50,517 and a working deficit of $2,014,193. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a Business Combination within the Combination Period by December 2, 2023, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

The interim results for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending June 30, 2024 or for any future interim periods. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $50,517 and $746 in cash as of September 30, 2023 and June 30, 2023, respectively. The Company did not have any cash equivalents as of September 30, 2023 and June 30, 2023.

●	Investment held in Trust Account

As of September 30, 2023 and June 30, 2023, the assets held in the Trust Account include $41,666,547 and $70,186,561, respectively, of investments held in money market funds, which are invested in U.S. Treasury securities and characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). For the three months ended September 30, 2023 and 2022, dividend earned and held in the Trust Account amounted to $605,898 and $419,401, respectively.

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

The Company has entered into a certain escrow agreement with Continental Stock Transfer & Trust Company who acts as the escrow agent pursuant to which the Company agreed to deposit the aggregated amount of $1,000,000 ($500,000 payable upon the closing of Initial Public Offering and $500,000 payable one business day prior to the entry of a definitive agreement in connection with an initial Business Combination) into the escrow account until the earlier of (i) one year of the closing of an initial Business Combination; (ii) one year of the Company’s liquidation or windup in accordance with the Company’s Amended and Restated Memorandum and Articles of Association; and (iii) such date as may be approved by the Company’s shareholders in accordance with the amended and restated memorandum and articles of association (such arrangement is referred as “indemnity escrow”). The escrow fund will be released by the escrow agent under joint instruction by the Company and its claim manager Andros Risk Services LLC, who would act pursuant to the claim coverage guidelines provided thereof, which, among others, include indemnification for (i) loss from any claims first made against the Company’s directors, officers and risk manager for a Wrongful Act (as defined in escrow agreement) during the period from the effectiveness of the Company’s registration statement on January 31, 2022 until the earlier of (A) the closing of an initial Business Combination and (B) the Company’s liquidation or windup (the “Coverage Period”), loss or inquiry costs from any investigations of or Inquiry (as defined in escrow agreement) received by the Company’s directors, officers and risk manager during the Coverage Period; (ii) loss of the Company, the Sponsor, or the Company’s successor to indemnify its directors officers and risk manager for item (i) above; (iii) loss from any Securities Claim (as defined in the escrow agreement) first made against the Company during the Coverage Period for a wrongful act and its costs, charges, or expenses in seeking dismissal of any Derivative Suit (as defined in escrow agreement), subject to certain conditions, and other certain coverage guidelines against the Company; and (iv) any costs incurred by the Company in connection with Security Holder Demand Investigation (as defined in the as defined in the escrow agreement) for a wrongful act and Books and Records Demand (as defined in the indemnity escrow) first received by the Company during the Coverage Period.

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

 As of September 30, 2023 and June 30, 2023, the Company had $0 and $500,000, respectively, in cash held in the Escrow Account.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

	For the Three Months Ended		For the Three Months Ended
	September 30, 2023		September 30, 2022
	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$244,739	$155,880	$190,948	$57,377
Denominators:
Weighted-average shares outstanding	4,340,356	2,764,480	9,200,000	2,764,480
Basic and diluted net income per share	$0.06	$0.06	$0.02	$0.02

●	Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 3,837,766 and 6,587,231 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets as of September 30, 2023 and June 30, 2023, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2023 and June 30, 2023, the amount of Class A Ordinary Shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, June 30, 2022	$93,054,401
Less:
Redemptions of Class A ordinary shares	(27,406,155)
Plus:
Re-measurement adjustment on redeemable ordinary shares	4,538,315
Class A ordinary shares subject to possible redemption, June 30, 2023	70,186,561
Less:
Redemptions of Class A ordinary shares	(29,305,912)
Plus:
Re-measurement adjustment on redeemable ordinary shares	785,898
Class A ordinary shares subject to possible redemption, September 30, 2023	$41,666,547

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Warrants

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company’s tax provision is zero for the three months ended September 30, 2023 and 2022.

The Company is considered to be an exempted Cayman Islands company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2023 and June 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of September 30, 2023 and 2022, there were 2,300,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

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

Due to Related Parties

From time to time, Mr. Liang Shi, the Company’s Director, Chief Executive Officer, Secretary and Chairman, would incur travel costs to search for targets. As of September 30, 2023 and June 30, 2023, due to Mr. Liang Shi amounted to $2,538 and $3,504, respectively.

Promissory Notes — Related Party

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

In November 2022 and in July 2023, the Company had issued a total of two unsecure promissory notes (the “Sponsor Notes”) in the total principal amount of $520,000 to the Sponsor. The proceeds of the Sponsor Notes may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes.

From January 2023 to September 2023, the Company had issued a total of seven unsecured promissory notes (the “Extension Notes”) in the total principal amount of $1,548,648 to the Sponsor in connection with the extension of the Company’s timeline to compete its initial Business Combination. The proceeds of the Extension Notes was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination.

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

As of September 30, 2023 and June 30, 2023, the Company had borrowings of $2,052,085 and $1,872,085 under the Promissory Notes, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the Initial Public Offering to pay the Sponsor, a monthly fee of $10,000 for general and administrative services. This agreement was signed by the Company and the Sponsor on January 31, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $30,000 in each of the three months ended September 30, 2023 and 2022. As of September 30, 2023 and June 30, 2023, the Company had $30,000 and $60,000, respectively, accrued under the Administrative Services Agreement due to the Sponsor.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2023 and June 30, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 470,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2023 and June 30, 2023, there were 464,480 Class A Ordinary Shares issued and outstanding, excluding 3,837,766 shares and 6,587,231 shares, respectively, subject to possible redemption.

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

Rights

As of September 30, 2023 and June 30, 2023, there were 9,200,000 Public Rights and 424,480 Private Rights outstanding. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of a Business Combination, even if the holder of a Public Right redeemed all Class A Ordinary Shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each registered holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the kind and amount of securities or properties of the surviving company that the one-tenth (1/10) of one Class A Ordinary Share underlying each right is entitled to upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of Class A Ordinary Shares will receive in the transaction on an as-converted into ordinary shares basis.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redeemable Warrants

As of September 30, 2023 and June 30, 2023, there were 4,600,000 Public Warrants and 212,240 Private Warrants outstanding. Each whole redeemable warrant entitles the registered holder to purchase one Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of the thirty (30) days after the completion of an initial Business Combination and one (1) year from the consummation of the Initial Public Offering. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. However, except as set forth below, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to such Class A Ordinary Shares. Notwithstanding the foregoing, if a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective within 90 days from the consummation of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the consummation of the Initial Public Offering at 5:00 p.m., Eastern Standard Time.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

As of September 30, 2023 and June 30, 2023, the Representative will be entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $3,220,000 upon consummation of the Company’s initial Business Combination.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE MEASUREMENTS

As of September 30, 2023 and June 30, 2023, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $41,666,547 and $70,186,561, respectively, which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and June 30, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

September 30, 2023	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$41,666,547	$41,666,547	$-	$-
Total	$41,666,547	$41,666,547	$-	$-

June 30, 2023	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$70,186,561	$70,186,561	$-	$-
Total	$70,186,561	$70,186,561	$-	$-

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these unaudited condensed financial statements were issued. Except as discussed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Extension Notes

On November 1, 2023, the Company issued an unsecured promissory note in the principal amount of $60,000 to the Sponsor. The proceeds of this extension note was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from November 2, 2023 to December 2, 2023.

Amendment to the Underwriting Agreement

On October 2, 2023, the Company entered into an amendment to the underwriting agreement dated as of January 31, 2022 (the “UA Amendment”) with Maxim, in connection with the proposed transactions (the “Transactions”) contemplated by an Agreement and Plan of Merger dated as of August 10, 2023 (as the same may be amended, restated or supplemented, the “Merger Agreement”) by and among the Company, TOYO Co., Ltd, a Cayman Islands exempted company (“PubCo”), Vietnam Sunergy Cell Company Limited, a Vietnamese company ( “TOYO Solar”) and other relevant parties thereto.

Pursuant to the UA Amendment, Maxim agrees to convert the total amount of its deferred underwriting commission in the amount of $3,220,000, or 3.5% of the gross proceeds from the IPO, into 322,000 ordinary shares of the post-combination entity at $10.00 per share (the “Deferred Underwriting Shares”) immediately prior to the consummation of the Company’s initial Business Combination. The Company agrees to register the Deferred Underwriting Shares in the proxy statement/prospectus to be filed in connection with the initial business combination under the Securities Act of 1933, as amended. If the Company fails to register such Deferred Underwriting Shares, Maxim is entitled for up to three demand registration rights and unlimited piggyback registration rights with respect to such Deferred Underwriting Shares.

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

May 2023 Special Meeting

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

On May 2, 2023, the Company held a special meeting of shareholders (the “May 2023 Special Meeting”) at which the shareholders approved the adoption of the second amended and restated memorandum and articles of association of the Company, which provides that the Company has until May 2, 2023 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional one-month extension (the “Monthly Extension”), for a total of up to nine months to February 2, 2024 by depositing $0.0295 per public share into the Trust Account for each Monthly Extension. As a result of the May 2023 Special Meeting, upon the shareholders’ approval, on May 2, 2023, the Company and Continental Stock Transfer & Trust Company, as the trustee of the Trust Account, entered into the amendment to the Investment Management Trust Agreement dated January 31, 2022. In connection with the May 2023 Special Meeting, 2,612,769 Class A Ordinary Shares were rendered for redemption and approximately $27.4 million was released from the Trust Account to pay such redeeming shareholders.

On May 2, 2023, the Sponsor deposited $194,324 into the Trust Account to extend the period that the Company must complete a Business Combination from May 2, 2023 to June 2, 2023. This is the first deposit for the Monthly Extension and is evidenced by a promissory note issued to the Sponsor in the amount of $194,324. On June 2, 2023, a total of $194,324 was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination by one month from June 2, 2023 to July 2, 2023. The Company issued a promissory note in the amount of $194,324 to the Sponsor in connection with such Monthly Extension.

June 2023 Special Meeting

On June 30, 2023, the Company held an extraordinary general meeting (the “June 2023 Special Meeting”), where the shareholders of the Company approved the adoption of the Third Amended and Restated Memorandum and Articles of Association of Bule World, which provides that the Company has until July 2, 2023 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional Monthly Extension, for a total of up to nine months to April 2, 2024, by depositing $60,000 each month to the Trust Account (the “Monthly Extension Fee”). As a result of June 2023 Special Meeting, upon the shareholders’ approval, on June 30, 2023, the Company and Continental Stock Transfer & Trust Company, as the trustee of the Trust Account entered into the amendment to the Trust Agreement. In connection with the June 2023 Special Meeting, 2,749,465 Class A Ordinary Shares were rendered for redemption, and approximately $29.3 million was released from the Trust Account to pay such redeeming shareholders.

Since the June 2023 Special Meeting, as of the date hereof, the Monthly Extension Fee in the amount of $60,000 had been deposited in the Trust Account each month, for a total of 5 Monthly Extensions, which enables the Company to extend the period of time it has to consummate its initial Business Combination up to December 2, 2023.

As of the date hereto, the Company has issued unsecured promissory notes (the “Extension Notes”) to the Sponsor for the payment of Monthly Extension Fees in the total amount of $1,608,648.

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

Pursuant to the Merger Agreement, (a) the Group Companies, VSUN and Fuji Solar shall consummate a series of transactions involving the Group Companies, including (A) PubCo acquiring one hundred percent (100%) of the issued and paid-up share capital of SinCo from Fuji Solar in exchange for one (1) ordinary share of PubCo, par value US$0.0001 per share (the “PubCo Ordinary Shares” and such transaction, the “Share Exchange”), and (B) SinCo acquiring one hundred percent (100%) of the issued and outstanding shares of capital stock of the Company from VSUN at an aggregate consideration of no less than US$50,000,000 (the “SinCo Acquisition,” and together with the Share Exchange, the “Pre-Merger Reorganization”), as a result of which (i) SinCo shall become a wholly-owned subsidiary of PubCo, (ii) the Company shall become a wholly-owned subsidiary of SinCo; and (iii) immediately prior to the closing of the SinCo Acquisition, Fuji Solar (the “Seller”) shall hold an aggregate of 41,000,000 PubCo Ordinary Shares, representing all issued and outstanding share capital of PubCo, and (b) following the consummation of the Pre-Merger Reorganization, BWAQ shall merge with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Merger”), as a result of which, among other things, all of the issued and outstanding securities of BWAQ immediately prior to the filing of the plan of merger with respect to the Merger (the “Plan of Merger”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Merger (the “Merger Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive substantially equivalent securities of PubCo, in each case, upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the provisions of the Companies Act (Revised) of the Cayman Islands and other applicable laws. The Merger, the Pre-Merger Reorganization and each of the other transactions contemplated by the Merger Agreement or any of the other relevant transactional documents are collectively referred to as “Transactions.”

Amendment to the Underwriting Agreement

On October 2, 2023, the Company entered into an amendment to the underwriting agreement dated as of January 31, 2022 (the “UA Amendment”) with Maxim in connection with the Transactions contemplated by the Merger Agreement.

Pursuant to the UA Amendment, Maxim agrees to convert the total amount of its deferred underwriting commission in the amount of $3,220,000, or 3.5% of the gross proceeds from the IPO, into 322,000 ordinary shares of the post-combination entity at $10.00 per share (the “Deferred Underwriting Shares”) immediately prior to the consummation of BWAQ’s initial Business Combination. The Company agrees to register the Deferred Underwriting Shares in the proxy statement/prospectus to be filed in connection with the initial business combination under the Securities Act of 1933, as amended. If the Company fails to register such Deferred Underwriting Shares, Maxim is entitled for up to three demand registration rights and unlimited piggyback registration rights with respect to such Deferred Underwriting Shares.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for the IPO, search for a target company, and effectuate the Transactions with TOYO Solar. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had a net income of $400,619, which consisted of dividend earned on investment held in Trust Account and interest income of $605,903 offset by formation and operations costs of $205,284.

For the three months ended September 30, 2022, we had a net income of $248,325, which consisted of dividend earned on investment held in Trust Account and interest income of $419,407 offset by formation and operations costs of $171,082.

Liquidity and Capital Resources

As of September 30, 2023, we had cash outside the Trust Account of $50,517 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the ordinary shares. As of September 30, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

As of September 30, 2023, we had cash of $50,517 and a working deficit of $2,014,193. We have incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the working capital loans. In addition, if we are unable to complete a Business Combination within the combination period by December 2, 2023, unless further extended, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the combination period by December 2, 2023, unless further extended. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

For the three months ended September 30, 2023, net cash used in operating activities was $450,229 resulted from non-cash dividend earned on investment held in Trust Account of $605,898, increase in prepaid expenses of $91,256, decrease in accounts payable and accrued expenses of $122,728, and decrease in due to related parties of $30,966, and offset by net income of $400,619.

For the three months ended September 30, 2022, net cash used in operating activities was $161,692 resulted from non-cash dividend earned on investment held in Trust Account of $419,401, increase in prepaid expenses – related party of $9,058, and decrease in due to related parties of $10,000, and offset by net income of $248,325, decrease in prepaid expenses of $14,875, and increase in accounts payable and accrued expenses of $13,567.

For the three months ended September 30, 2023, net cash provided by investing activities was $29,125,912 resulted from the withdrawals of investment held in Trust Account of $29,305,912 offset by the purchases of investment held in Trust Account of $180,000.

For the three months ended September 30, 2022, we did not incur any investing activities.

For the three months ended September 30, 2023, net cash used in financing activities was $28,625,912 resulted from the redemption of Class A Ordinary Shares of $29,305,912 offset by the proceeds from issuance of promissory notes to a related party of $180,000 and withdrawals from our Escrow Account of $500,000.

For the three months ended September 30, 2022, we did not incur any financing activities.

Promissory Notes - Related Party

In November 2022 and in July 2023, the Company had issued a total of two unsecure promissory notes (the “Sponsor Notes”) in the total principal amount of $520,000 to the Sponsor. The proceeds of the Sponsor Notes may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes.

From January 2023 to September 2023, the Company had issued a total of seven Extension Notes in the total principal amount of $1,548,648 to the Sponsor in connection with the extension of the Company’s timeline to compete its initial Business Combination. The proceeds of the Extension Notes was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination.

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

As of September 30, 2023 and June 30, 2023, the Company had borrowings of $2,052,085 and $1,872,085 under the Promissory Notes, respectively.

Due to Related Parties

From time to time, Mr. Liang Shi, the Company’s Director, Chief Executive Officer, Secretary and Chairman, would incur travel costs to search for targets. As of September 30, 2023 and June 30, 2023, due to Mr. Liang Shi amounted to $2,538 and $3,504, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the IPO to pay the Sponsor, a monthly fee of $10,000 for general and administrative services. This agreement was signed by the Company and the Sponsor on January 31, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $30,000 in each of the three months ended September 30, 2023 and 2022. As of September 30, 2023 and June 30, 2023, the Company had $30,000 and $60,000, respectively, accrued under the Administrative Services Agreement due to the Sponsor.

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay Maxim a deferred underwriters’ discount equal to 3.5% of the gross proceeds of the IPO and the underwriter’s full exercise of the over-allotment. Pursuant to the UA Amendment, Maxim agrees to convert the total amount of its deferred underwriting commission in the amount of $3,220,000, or 3.5% of the gross proceeds from the IPO, into 322,000 Deferred Underwriting Shares immediately prior to the consummation of BWAQ’s initial Business Combination.

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

Investments held in Trust Account

At September 30, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted earnings per share by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The adoption of ASU 2020-06 on July 1, 2022 did not have a material effect on our unaudited condensed financial statements ..

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On July 31, 2023, the Company issued the Sponsor Note 2 in the principal amount of $120,000 to the Sponsor. The proceeds of the Sponsor Note 2, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used as general working capital purposes. As of the date hereof, the Company has issued the Sponsor Notes in the aggregate principal amount of $520,000.

The Company issued unsecured promissory notes, each in the principal amount of $60,000 to the Sponsor on July 31, 2023, September 1, 2023, September 28, 2023, November 1, 2023, respectively. The proceeds of the Extension Notes was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination up to December 2, 2023. As of the date hereof, the Company has issued the Extension Notes in the aggregate principal amount of $1,608,648.

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

The payee of the Promissory Notes, the Sponsor, has the right, but not the obligation, to convert the Promissory Notes, in whole or in part, respectively, into Conversions Units, each consisting of one Class A ordinary share, one-half of one warrant, and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of a Business Combination, as described in our final prospectus for our IPO filed with the SEC on January 31, 2022, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00.

The information of the Promissory Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Promissory Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 2, 2023, the Company entered into the UA Amendment with Maxim, pursuant to which Maxim agrees to convert the total amount of its deferred underwriting commission in the amount of $3,220,000, or 3.5% of the gross proceeds from the IPO, into 322,000 Deferred Underwriting Shares immediately prior to the consummation of BWAQ’s initial Business Combination. The Company agrees to register the Deferred Underwriting Shares in the proxy statement/prospectus to be filed in connection with the initial business combination under the Securities Act of 1933, as amended. If the Company fails to register such Deferred Underwriting Shares, Maxim is entitled for up to three demand registration rights and unlimited piggyback registration rights with respect to such Deferred Underwriting Shares.

The information of the Deferred Underwriting Shares contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Deferred Underwriting Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 10, 2023, by and among Blue World Acquisition Corporation, TOYO Co., Ltd, TOYOone Limited, TOPTOYO INVESTMENT PTE. LTD., Vietnam Sunergy Cell Company Limited, Vietnam Sunergy Joint Stock Company and Fuji Solar Co., Ltd. (incorporated herein by reference to Exhibit 2.1 to Form 8-K as filed with the Securities and Exchange Commission on August 10, 2023)
3.1	Amended and Restated Memorandum and Articles of Associate, dated June 30, 2023. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on July 3, 2023)
10.1	Extension Promissory Note, dated July 31, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on August 2, 2023)
10.2	Promissory Note, dated July 31, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on August 2, 2023)
10.3	Sponsor Support Agreement, dated as of August 10, 2023, by and among Blue World Acquisition Corporation, Blue World Holdings Limited and TOYO Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on August 10, 2023)
10.4	Shareholder Lock-Up and Support Agreement, dated as of August 10, 2023, by and among Blue World Acquisition Corporation, TOYO Co., Ltd, and Fuji Solar Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on August 10, 2023)
10.5	Extension Promissory Note, dated September 1, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on September 5, 2023)
10.6	Extension Promissory Note, dated September 28, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on September 28, 2023)
10.7	Amendment No. 1 to the Underwriting Agreement dated October 2, 2023, by and between Blue World Acquisition Corporation and Maxim Group LLC. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 3, 2023)
10.8	Extension Promissory Note, dated November 1, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on November 1, 2023)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE WORLD ACQUISITION CORPORATION

Date: November 13, 2023	By:	/s/ Liang Shi
Liang Shi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tianyong Yan
Tianyong Yan
Chief Financial Officer (Principal Financial and Accounting Officer)