Form 10-Q
period 2023-12-31
Blue World Acquisition Corp
filed 2024-02-13
CIK 1878074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 13, 2024, there were 6,602,246 ordinary shares of the Company (including 5,002,246 Class A ordinary shares and 1,600,000 Class B ordinary shares), par value $0.0001 per share, issued and outstanding.

BLUE WORLD ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WORLD ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	December 31, 2023	June 30, 2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$70,134	$746
Prepaid expenses	75,024	35,862
Total Current Assets	145,158	36,608

Investment held in Trust Account	42,400,931	70,186,561
Cash held in Escrow Account	-	500,000
Total Assets	$42,546,089	$70,723,169

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$101,524	$229,933
Due to related parties	63,558	63,504
Promissory notes	90,000	-
Promissory notes - related party	2,402,085	1,872,085
Total Current Liabilities	2,657,167	2,165,522
Deferred underwriting discounts and commissions	3,220,000	3,220,000
Total Liabilities	5,877,167	5,385,522

Commitments and Contingencies (Note 8)

Class A ordinary shares subject to possible redemption, 3,837,766 shares and 6,587,231 shares at redemption value of $11.05 and $10.65 per share as of December 31, 2023 and June 30, 2023, respectively	42,400,931	70,186,561

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 470,000,000 shares authorized, 464,480 shares issued and outstanding (excluding 3,837,766 shares and 6,587,231 shares subject to possible redemption as of December 31, 2023 and June 30, 2023, respectively)	46	46
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 2,300,000 shares issued and outstanding	230	230
Additional paid-in capital	-	-
Accumulated deficit	(5,732,285)	(4,849,190)
Total Shareholders’ Deficit	(5,732,009)	(4,848,914)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$42,546,089	$70,723,169

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022
Formation and operating costs	$317,818	$345,650	$523,102	$516,732
Loss from operations	(317,818)	(345,650)	(523,102)	(516,732)

Other income:
Dividend earned on investment held in Trust Account	554,384	786,025	1,160,282	1,205,426
Interest income	2	2	7	8
Total other income	554,386	786,027	1,160,289	1,205,434

Net income	$236,568	$440,377	$637,187	$688,702

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	3,837,766	9,200,000	4,090,420	9,200,000
Basic and diluted net income per redeemable Class A ordinary shares	$0.04	$0.04	$0.09	$0.06
Basic and diluted weighted average non-redeemable Class A and Class B ordinary shares outstanding	2,764,480	2,764,480	2,764,480	2,764,480
Basic and diluted net income per non-redeemable Class A and Class B ordinary share	$0.04	$0.04	$0.09	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Six Months Ended December 31, 2023
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2023	464,480	$46	2,300,000	$230	$-	$(4,849,190)	$(4,848,914)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(785,898)	(785,898)
Net income	-	-	-	-	-	400,619	400,619
Balance as of September 30, 2023	464,480	46	2,300,000	230	-	(5,234,469)	(5,234,193)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(734,384)	(734,384)
Net income	-	-	-	-	-	236,568	236,568
Balance as of December 31, 2023	464,480	$46	2,300,000	$230	$-	$(5,732,285)	$(5,732,009)

	For the Three and Six Months Ended December 31, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2022	464,480	$46	2,300,000	$230	$-	$(2,492,780)	$(2,492,504)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(419,401)	(419,401)
Net income	-	-	-	-	-	248,325	248,325
Balance as of September 30, 2022	464,480	46	2,300,000	230	-	(2,663,856)	(2,663,580)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(786,025)	(786,025)
Net income	-	-	-	-	-	440,377	440,377
Balance as of December 31, 2022	464,480	$46	2,300,000	$230	$-	$(3,009,504)	$(3,009,228)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Six Months Ended	Six Months Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net income	$637,187	$688,702
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend earned on investment held in Trust Account	(1,160,282)	(1,205,426)
Changes in operating assets and liabilities:
Prepaid expenses	(39,162)	33,750
Prepaid expenses - related party	-	(5,097)
Accounts payable and accrued expenses	(128,409)	13,937
Due to related parties	54	-
Net Cash Used in Operating Activities	(690,612)	(474,134)

Cash Flows from Investing Activities:
Purchases of investment held in Trust Account	(360,000)	-
Withdrawals of investment held in Trust Account	29,305,912	-
Net Cash Provided by Investing Activities	28,945,912	-

Cash Flows from Financing Activities:
Redemption of Class A ordinary shares	(29,305,912)	-
Proceeds from issuance of promissory notes	90,000	-
Proceeds from issuance of promissory notes to related party	530,000	250,000
Withdrawals from Escrow Account	500,000	-
Net Cash (Used in) Provided by Financing Activities	(28,185,912)	250,000

Net Change in Cash	69,388	(224,134)

Cash, beginning of period	746	276,284
Cash, end of period	$70,134	$52,150

Supplemental Disclosure of Cash Flow Information:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,520,282	$1,205,426

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

As of December 31, 2023, the Company had not commenced any operations. For the period from July 19, 2021 (inception) through December 31, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to its initial public offering (the “Initial Public Offering”) as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend/interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

Following the closing of the Initial Public Offering and the issuance and the sale of Private Units on February 2, 2022, $92,920,000 ($10.10 per Public Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of Private Units was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, LLC as a trustee (the “Trustee”) and invested the proceeds in U.S. government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States government treasuries, so that we are not deemed to be an investment company under the Investment Company Act. The proceeds held in the Trust Account will not be released until the earlier of: (1) the completion of the Company’s initial Business Combination within the required time period and (2) its redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. Therefore, unless and until the Company’s initial Business Combination is consummated, the proceeds held in the Trust Account will not be available for the Company’s use for any expenses related to the Initial Public Offering or expenses which the Company may incur related to the investigation and selection of a target business and the negotiation of an agreement in connection with its initial Business Combination.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company initially had until February 2, 2023 to consummate its initial Business Combination. Upon the notice of the Sponsor, the Company extended the period of time to consummate a Business Combination for additional three months till May 2, 2023 and deposited $920,000 into the Trust Account in connection with this extension sourced from the loans provided by the Sponsor as evidenced by the Sponsor Extension Note (as defined below). If the Company anticipated that it may not be able to consummate the initial Business Combination by May 2, 2023, the Company may, but is not obligated to, further extend the period of time to consummate a Business Combination another two times by an additional three months each time by depositing $920,000 into the Trust Account for each extension and may have until November 2, 2023 to consummate its initial Business Combination.

On May 2, 2023, the Company held a an extraordinary general meeting (the “May 2023 Meeting”) at which the shareholders approved the adoption of the second amended and restated memorandum and articles of association of the Company, which provided that the Company had until May 2, 2023 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional one-month extension, for a total of up to nine months to February 2, 2024 by depositing $0.0295 per public share into the Trust Account for each monthly extension.

On June 30, 2023, the Company held an extraordinary general meeting (the “June 2023 Meeting”), where the shareholders of the Company approved the adoption of the third amended and restated memorandum and articles of association, which provides that the Company has until July 2, 2023 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional monthly extension, for a total of up to nine months to April 2, 2024, by depositing $60,000 each month to the Trust Account.

As of the date hereof, a total of $1,788,648  had been deposited in the Trust Account for extension of the Company’s timeline to complete a Business Combination (the “Extension Fee”), which have enabled the Company to extend the period of time it has to consummate its initial Business Combination up to March 2, 2024.

As of the date hereto, the Company has issued twelve unsecured promissory notes for the payment of Extension Fees in the total amount of $1,788,648, among which nine were issued to the Sponsor for the total principal amount of $1,638,648 (collectively, the “Sponsor Extension Notes”) and three were issued to Fuji Solar (as defined below) for the total principal amount of $150,000 (the “Fuji Extension Notes” and together with Sponsor Extension Notes, collectively, the “Extension Notes”).

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On June 30, 2023, the Company held the June 2023 Meeting at which the Company’s shareholders approved the adoption of the Third Amended and Restated Memorandum and Articles of Association of the Company, which provides that the Company has until July 2, 2023 to complete a business combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional one-month extension, for a total of up to nine months to April 2, 2024, by depositing $60,000 each month to the Trust Account. As a result of June 30 Meeting, upon the shareholders’ approval, on June 30, 2023, the Company and the Trustee entered into the amendment to the Trust Agreement. In connection with the June 2023 Meeting, 2,749,465 Class A Ordinary Shares were rendered for redemption, and approximately $29.3 million was released from the Trust Account to pay such redeeming shareholders in July 2023.

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

Pursuant to the Merger Agreement, (a) the Group Companies, VSUN and Fuji Solar shall consummate a series of transactions involving the Group Companies, including (A) PubCo acquiring one hundred percent (100%) of the issued and paid-up share capital of SinCo from Fuji Solar in exchange for one (1) ordinary share of PubCo, par value US$0.0001 per share (the “PubCo Ordinary Shares” and such transaction, the “Share Exchange”), and (B) SinCo acquiring one hundred percent (100%) of the issued and outstanding shares of capital stock of the Company from VSUN at an aggregate consideration of no less than US$50,000,000 (the “SinCo Acquisition,” and together with the Share Exchange, the “Pre-Merger Reorganization”), as a result of which (i) SinCo shall become a wholly-owned subsidiary of PubCo, (ii) the Company shall become a wholly-owned subsidiary of SinCo; and (iii) immediately prior to the closing of the SinCo Acquisition, Fuji Solar (the “Seller”) shall hold an aggregate of 41,000,000 PubCo Ordinary Shares, representing all issued and outstanding share capital of PubCo, and (b) following the consummation of the Pre-Merger Reorganization, the Company shall merge with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Merger”), as a result of which, among other things, all of the issued and outstanding securities of the Company immediately prior to the filing of the plan of merger with respect to the Merger (the “Plan of Merger”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Merger (the “Merger Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive substantially equivalent securities of PubCo, in each case, upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the provisions of the Companies Act (Revised) of the Cayman Islands and other applicable laws.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On December 6, 2023, the Company entered into an amendment (the “First Amendment to the Merger Agreement”) to the Agreement and Plan of Merger, dated as of August 10, 2023 (as the same may be amended, restated or supplemented, the “Merger Agreement”) with TOYO Co., Ltd, a Cayman Islands exempted company (“PubCo”), TOYOone Limited, a Cayman Islands exempted company (“Merger Sub”), TOPTOYO INVESTMENT PTE. LTD., a Singapore private company limited by shares (“SinCo”), Vietnam Sunergy Cell Company Limited, a Vietnamese company, (“TOYO Solar”, together with PubCo, Merger Sub and SinCo, the “Group Companies”, or each individually, a “Group Company”), Vietnam Sunergy Joint Stock Company, a Vietnam joint stock company (“VSUN”), and Fuji Solar (Fuji Solar together with VSUN, the “Shareholders”, or individually, a “Shareholder”).

Pursuant to the First Amendment to the Merger Agreement:

●	PubCo will acquire one hundred percent (100%) of the issued and paid-up share capital of SinCo from Fuji Solar at an aggregate consideration of SGD1.00;

●	Fuji Solar agrees to deposit into the Trust Account of the Company (i) the total amount of the fund for the Company’s extension from December 2, 2023 to January 2, 2024, and (ii) the one-half (1/2) amount of the fund for the extension from January 2, 2024 to February 2, 2024, respectively, to be evidenced by unsecured promissory notes of the Company, the amount of which shall be fully repaid in cash at the Merger Closing (as defined in the Merger Agreement) or converted into the SPAC Units (as defined in the Merger Agreement) at US$10 per unit immediately prior to the Merger Closing at the discretion of Fuji Solar; and

●	The Group Companies agree to advance (i) one-third (1/3) of the expenses payable to a valuation firm selected by the special committee of the board of directors of the Company for the valuation of the Group Companies in connection with Transactions (as defined in the Merger Agreement) (the “Valuation Firm Expenses”) and (ii) one-third (1/3) of the expenses for a proxy solicitor mutually agreed by the Company, the Sponsor (as defined below) and the Shareholders for soliciting approval of the Transactions by shareholders of the Company (the “Proxy Solicitor Expenses”), provided that (x) the aggregate amount of Valuation Firm Expenses and Proxy Solicitor Expenses the Group Companies will be responsible for pursuant to this sentence shall not exceed $200,000, and (y) the Group Companies’ payment for its portion of the Valuation Firm Expenses and Proxy Solicitor Expenses shall be evidenced by one or more promissory notes of the Company issued to the Group Companies’ designee, each of which shall be fully repaid in cash at the Merger Closing or converted into SPAC Units at US$10 per unit immediately prior to the Merger Closing at the discretion of the holder of such promissory note.

Liquidity and Going Concern

As of December 31, 2023, the Company had cash of $70,134 and a working deficit of $2,512,009. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by March 2, 2024, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

The interim results for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be expected for the year ending June 30, 2024 or for any future interim periods. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $70,134 and $746 in cash as of December 31, 2023 and June 30, 2023, respectively. The Company did not have any cash equivalents as of December 31, 2023 and June 30, 2023.

●	Investment held in Trust Account

As of December 31, 2023 and June 30, 2023, the assets held in the Trust Account include $42,400,931 and $70,186,561, respectively, of investments held in money market funds, which are invested in U.S. Treasury securities and characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). For the three months ended December 31, 2023 and 2022, dividend earned and held in the Trust Account amounted to $554,384 and $786,025, respectively. For the six months ended December 31, 2023 and 2022, dividend earned and held in the Trust Account amounted to $1,160,282 and $1,205,426, respectively.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of December 31, 2023 and June 30, 2023, the Company had $0 and $500,000, respectively, in cash held in the Escrow Account.

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

	For the Three Months Ended		For the Three Months Ended
	December 31, 2023		December 31, 2022
	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$137,513	$99,055	$338,625	$101,752
Denominators:
Weighted-average shares outstanding	3,837,766	2,764,480	9,200,000	2,764,480
Basic and diluted net income per share	$0.04	$0.04	$0.04	$0.04

	For the Six Months Ended		For the Six Months Ended
	December 31, 2023		December 31, 2022
	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-Redeemable Class A and Class B Ordinary Shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$380,219	$256,968	$529,572	$159,130
Denominators:
Weighted-average shares outstanding	4,090,420	2,764,480	9,200,000	2,764,480
Basic and diluted net income per share	$0.09	$0. 09	$0.06	$0.06

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 3,837,766 and 6,587,231 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets as of December 31, 2023 and June 30, 2023, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

As of December 31, 2023 and June 30, 2023, the amount of Class A Ordinary Shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, June 30, 2022	$93,054,401
Less:
Redemptions of Class A ordinary shares	(27,406,155)
Plus:
Re-measurement adjustment on redeemable ordinary shares	4,538,315
Class A ordinary shares subject to possible redemption, June 30, 2023	70,186,561
Less:
Redemptions of Class A ordinary shares	(29,305,912)
Plus:
Re-measurement adjustment on redeemable ordinary shares	1,520,282
Class A ordinary shares subject to possible redemption, December 31, 2023	$42,400,931

●	Warrants

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company’s tax provision is zero for the three and six months ended December 31, 2023 and 2022.

The Company is considered to be an exempted Cayman Islands company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

●	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2023 and June 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

●	Fair value of financial instrument

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 — PROMISSORY NOTES

On December 4, 2023 and December 26, 2023, the Company had issued two unsecured promissory notes to Fuji Solar (“Fuji Extension Notes”) for the payment of Extension Fees in the total principal amount of $90,000.

On December 28, 2023, pursuant to the Merger Agreement, the Company issued an unsecured promissory note in the principal amount of $33,333 to Fuji Solar (“Fuji Expenses Note” and together with Fuji Extension Notes, collectively, the “Fuji Notes”) in connection with Fuji Solar’s advancement of one-third (1/3) of the Valuation Firm Expenses in connection with transactions contemplated by the Merger Agreement. The Company received the principal amount of $33,333 of the Fuji Expenses Note on January 19, 2024.

The payees of the Fuji Notes, respectively, have the right, but not the obligation, to convert the Fuji Notes, in whole or in part, respectively, into private units (the “Conversion Units”), each consisting of one Class A ordinary share, one-half of one warrant, and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of a Business Combination, as described in in the prospectus of the Company (File Number 333-261585), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Conversion Units to be received by such payee in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00.

As of December 31, 2023 and June 30, 2023, the Company had borrowings of $90,000 and $0 under the Fuji Notes, respectively.

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2021, the Sponsor acquired 2,300,000 Class B ordinary shares, par value $0.0001 per share, (“Founder Shares”) for an aggregate purchase price of $25,000.

As of December 31, 2023 and 2022, there were 2,300,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.01 per share.

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

Due to Related Parties

From time to time, Mr. Liang Shi, the Company’s Director, Chief Executive Officer, Secretary and Chairman, would incur travel costs to search for targets. As of December 31, 2023 and June 30, 2023, due to Mr. Liang Shi amounted to $3,558 and $3,504, respectively.

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

In November 2022, July 2023 and November 2023, the Company had issued a total of three unsecure promissory notes (the “Sponsor Working Capital Notes”) in the total principal amount of $770,000 to the Sponsor. The proceeds of the Sponsor Working Capital Notes may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes.

From January 2023 to December 2023, the Company had issued a total of nine unsecured promissory notes (the “Sponsor Extension Notes”) in the total principal amount of $1,638,648 to the Sponsor in connection with the extension of the Company’s timeline to compete its initial Business Combination. The proceeds of the Sponsor Extension Notes was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor Extension Notes together with the Sponsor Working Capital Notes (collectively refer herein as “Sponsor Promissory Notes”) issued to the Sponsor have the same payment and conversion term as discussed below.

The Sponsor Promissory Notes bear no interest and is payable in full upon the earlier to occur of (i) the consummation of the Business Combination or (ii) the date of expiry of the term of the Company (the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the Sponsor Promissory Notes may be accelerated.

The payee of the Sponsor Promissory Notes, the Sponsor, has the right, but not the obligation, to convert the Sponsor Promissory Notes, in whole or in part, respectively, into Conversion Units of the Company, each consisting of one Class A Ordinary Share, one-half of one warrant, and one right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of a Business Combination, as described in the prospectus of the Company (File Number 333-261585), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Conversion Units to be received by the Sponsor in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00.

As of December 31, 2023 and June 30, 2023, the Company had borrowings of $2,402,085 and $1,872,085 under the Sponsor Promissory Notes, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the Initial Public Offering to pay the Sponsor, a monthly fee of $10,000 for general and administrative services. This agreement was signed by the Company and the Sponsor on January 31, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $30,000 in each of the three months ended December 31, 2023 and 2022 and in the amount of $60,000 in each of the six months ended December 31, 2023 and 2022. As of December 31, 2023 and June 30, 2023, the Company had $60,000 and $60,000, respectively, accrued under the Administrative Services Agreement due to the Sponsor.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2023 and June 30, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 470,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2023 and June 30, 2023, there were 464,480 Class A Ordinary Shares issued and outstanding, excluding 3,837,766 shares and 6,587,231 shares, respectively, subject to possible redemption.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Rights

As of December 31, 2023 and June 30, 2023, there were 9,200,000 Public Rights and 424,480 Private Rights outstanding. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of a Business Combination, even if the holder of a Public Right redeemed all Class A Ordinary Shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each registered holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the kind and amount of securities or properties of the surviving company that the one-tenth (1/10) of one Class A Ordinary Share underlying each right is entitled to upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of Class A Ordinary Shares will receive in the transaction on an as-converted into ordinary shares basis.

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

Redeemable Warrants

As of December 31, 2023 and June 30, 2023, there were 4,600,000 Public Warrants and 212,240 Private Warrants outstanding. Each whole redeemable warrant entitles the registered holder to purchase one Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of the thirty (30) days after the completion of an initial Business Combination and one (1) year from the consummation of the Initial Public Offering. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. However, except as set forth below, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to such Class A Ordinary Shares. Notwithstanding the foregoing, if a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective within 90 days from the consummation of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the consummation of the Initial Public Offering at 5:00 p.m., Eastern Standard Time.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

As of June 30, 2023, the Representative will be entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $3,220,000 upon consummation of the Company’s initial Business Combination.

On October 2, 2023, the Company entered into an amendment to the underwriting agreement dated as of January 31, 2022 (the “UA Amendment”) with Maxim in connection with the transactions contemplated by the Merger Agreement.

Pursuant to the UA Amendment, Maxim agrees to convert the total amount of its deferred underwriting commission in the amount of $3,220,000, or 3.5% of the gross proceeds from the Initial Public Offering, into 322,000 ordinary shares of the post-combination entity (“Granted Shares”) at $10.00 per share (the “Deferred Underwriting Shares”) immediately prior to the consummation of the Company’s initial Business Combination. The Company agrees to register the Deferred Underwriting Shares in the proxy statement/prospectus to be filed in connection with the initial Business Combination under the Securities Act of 1933, as amended. If the Company fails to register such Deferred Underwriting Shares, Maxim is entitled for up to three demand registration rights and unlimited piggyback registration rights with respect to such Deferred Underwriting Shares.

The settlement of the UA Amendment is representative of a share-based payment transaction in which the Company is acquiring services to be used within the Company’s operations and upon settlement agreeing to issue ordinary shares of the post-combination entity. In this case, the share settlement of the UA Amendment is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the UA Agreement executed date (the “Grant Date”). The Company used the Business Combination Merger Consideration price of $10 per share and the PIPE financing price to be sold at the consummation of the Business Combination of $10.00 per share to determine the fair value of the 322,000 Granted Shares at $3,220,000. The fair value of Granted Shares equal to the carrying value of the deferred underwriting discounts and commission as of the settlement date on October 2, 2023. Therefore, no gain or loss shall be recognized within the condensed statements of operations for the three and six months ended December 31, 2023.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 9 — FAIR VALUE MEASUREMENTS

As of December 31, 2023 and June 30, 2023, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $42,400,931 and $70,186,561, respectively, which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and June 30, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

December 31, 2023	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$42,400,931	$42,400,931	$-	$-
Total	$42,400,931	$42,400,931	$-	$-

June 30, 2023	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$70,186,561	$70,186,561	$-	$-
Total	$70,186,561	$70,186,561	$-	$-

NOTE 10 — SUBSEQUENT EVENTS

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fuji Expenses Note

On January 19, 2024, the Company received the principal amount of $33,333 of the Fuji Expenses Note. See Note 5 for the detail Fuji Expenses Note.

Amendment to the Trust Agreement

On January 26, 2024, the Company entered into an amendment to the Investment Management Trust Agreement, dated January 31, 2022, as further amended on May 2, 2023 and June 30, 2023 (the “Amendment to the Trust Agreement”), by and between the Company and the Trustee. Pursuant to the Amendment to the Trust Agreement, the Company may instruct the Trustee to (i) hold the funds in the Trust Account uninvested, (ii) hold funds in an interest-bearing bank demand deposit account, or (iii) invest in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

On January 26, 2024, in order to mitigate the risks of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company instructed the Trustee to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account by January 31, 2024, the expiry of the 24-month anniversary of the effective date of the Company’s Initial Public Offering Registration Statement, and to hold all funds in the Trust Account in cash in an interest-bearing bank demand deposit account until the earlier of consummation of the Company’s initial Business Combination or liquidation of the Company.

Conversion of Class B Ordinary Shares to Class A Ordinary Shares

On January 17, 2024, 700,000 Class B ordinary Shares held by two shareholders, the Sponsor and Fuji Solar, were converted into the same number of Class A Ordinary Shares.

Amendment No. 2 to the Merger Agreement

On February 6, 2024, to reflect that Fuji Solar agreed to provide additional funding support in connection with the Extension of the Company, the Company entered into the second amendment (the “Second Amendment to the Merger Agreement”) to the Merger Agreement with the Group Companies and the Shareholders, pursuant to which Fuji Solar agrees to additionally deposit into the Trust Account of the total amount of the fund for the Company’s extension from February 2, 2024 to March 2, 2024. Fuji Solar has further agrees to be responsible for the total amount of the funds for the extension of BWAQ’s term from March 2, 2024 to April 2, 2024 if the Merger Closing has not occurred by March 1, 2024 due to (x) the gross negligence or willful misconduct of any of the Group Companies or the Shareholders, or (y) the termination of the Merger Agreement by the TOYO Solar. Such total amount of funds Fuji Solar shall be responsible for shall be evidenced by the Fuji Extension Notes, the amount of which shall be fully repaid in cash at the Merger Closing or converted into the SPAC Units at US$10 per unit immediately prior to the Merger Closing at the discretion of Fuji Solar.

Extension Notes

On February 6, 2024, pursuant to the Second Amendment to the Merger Agreement, the Company issued an unsecured promissory note in the principal amount of $60,000 to the Fuji Solar. The proceeds of this extension note was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from February 2, 2024 to March 2, 2024.

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

The proceeds of $ 92,920,000 ($10.10 per Unit) in the aggregate from the IPO and the Private Placement, were placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriter of the IPO with Continental Stock Transfer & Trust Company acting as trustee (the “Trustee”).

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placements, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination.

Recent Development

Extension of the Business Combination Timeline

We initially had until February 2, 2023 to consummate our initial Business Combination. Upon the notice of the Sponsor, we extended the period of time to consummate a Business Combination for additional three months till May 2, 2023 and deposited $920,000 into the Trust Account in connection with this extension sourced from the loans provided by the Sponsor as evidenced by the Sponsor Extension Note (as defined below). If we anticipated that we may not be able to consummate our initial Business Combination by May 2, 2023, we may, but are not obligated to, further extend the period of time to consummate a Business Combination another two times by an additional three months each time by depositing $920,000 into the Trust Account for each extension and may have until November 2, 2023 to consummate our initial Business Combination.

On May 2, 2023, the Company held a special meeting of shareholders at which the shareholders approved the adoption of the second amended and restated memorandum and articles of association of the Company, which provided that the Company had until May 2, 2023 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional one-month extension, for a total of up to nine months to February 2, 2024 by depositing $0.0295 per public share into the Trust Account for each monthly extension.

On June 30, 2023, the Company held an extraordinary general meeting, where the shareholders of the Company approved the adoption of the third amended and restated memorandum and articles of association, which provides that the Company has until July 2, 2023 to complete a Business Combination, and may elect to extend the period to consummate a Business Combination up to nine times, each by an additional monthly extension, for a total of up to nine months to April 2, 2024, by depositing $60,000 each month to the Trust Account.

As of the date hereof, a total of $1,788,648 had been deposited in the Trust Account for extension of the Company’s timeline to complete a Business Combination (the “Extension Fee”), which have enabled the Company to extend the period of time it has to consummate its initial Business Combination up to March 2, 2024.

As of the date hereto, the Company has issued twelve (12) unsecured promissory notes for the payment of Extension Fees in the total amount of $1,788,648, among which nine (9) were issued to the Sponsor for the total principal amount of $1,638,648 (collectively, the “Sponsor Extension Notes”) and three (3) were issued to Fuji Solar (as defined below) for the total principal amount of 150,000 (the “Fuji Extension Notes” and together with Sponsor Extension Notes, collectively, the “Extension Notes”).

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

Amendments to the Merger Agreement

On December 6, 2023, for the main purposes to (i) adjust the consideration of Share Exchange (as defined below) from one (1) ordinary share of PubCo to SGD 1.00, and (ii) reflect additional funding support by Fuji Solar (as defined below) in connection with the costs and expenses incurred in connection with the Transactions, the Company entered into an amendment (the “First Amendment to the Merger Agreement”) to the Agreement and Plan of Merger, dated as of August 10, 2023 (as the same may be amended, restated or supplemented, the “Merger Agreement”) with TOYO Co., Ltd, a Cayman Islands exempted company (“PubCo”), TOYOone Limited, a Cayman Islands exempted company (“Merger Sub”), TOPTOYO INVESTMENT PTE. LTD., a Singapore private company limited by shares (“SinCo”), Vietnam Sunergy Cell Company Limited, a Vietnamese company, (“TOYO Solar”, together with PubCo, Merger Sub and SinCo, the “Group Companies”, or each individually, a “Group Company”), Vietnam Sunergy Joint Stock Company, a Vietnam joint stock company (“VSUN”), and Fuji Solar (Fuji Solar together with VSUN, the “Shareholders”, or individually, a “Shareholder”).

Pursuant to the First Amendment to the Merger Agreement:

●	PubCo will acquire one hundred percent (100%) of the issued and paid-up share capital of SinCo from Fuji Solar at an aggregate consideration of SGD1.00 (the “Share Exchange”);

●	Fuji Solar agrees to deposit into the Trust Account of the Company (i) the total amount of the fund for the Company’s extension from December 2, 2023 to January 2, 2024, and (ii) the one-half (1/2) amount of the fund for the extension from January 2, 2024 to February 2, 2024, respectively, to be evidenced by unsecured promissory notes of the Company, the amount of which shall be fully repaid in cash at the Merger Closing (as defined in the Merger Agreement) or converted into the SPAC Units (as defined in the Merger Agreement) at US$10 per unit immediately prior to the Merger Closing at the discretion of Fuji Solar; and

●	The Group Companies agree to advance (i) one-third (1/3) of the expenses payable to a valuation firm selected by the special committee of the board of directors of the Company for the valuation of the Group Companies in connection with Transactions (as defined in the Merger Agreement) (the “Valuation Firm Expenses”) and (ii) one-third (1/3) of the expenses for a proxy solicitor mutually agreed by the Company, the Sponsor (as defined below) and the Shareholders for soliciting approval of the Transactions by shareholders of the Company (the “Proxy Solicitor Expenses”), provided that (x) the aggregate amount of Valuation Firm Expenses and Proxy Solicitor Expenses the Group Companies will be responsible for pursuant to this sentence shall not exceed $200,000, and (y) the Group Companies’ payment for its portion of the Valuation Firm Expenses and Proxy Solicitor Expenses shall be evidenced by one or more promissory notes of the Company issued to the Group Companies’ designee, each of which shall be fully repaid in cash at the Merger Closing or converted into SPAC Units at US$10 per unit immediately prior to the Merger Closing at the discretion of the holder of such promissory note.

The foregoing description of the First Amendment to the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the First Amendment to the Merger Agreement. A copy of the First Amendment to the Merger Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 2.1 and is incorporated herein by reference.

On February 6, 2024, to reflect that Fuji Solar agreed to provide additional funding support in connection with the Extension of the Company, the Company entered into the second amendment (the “Second Amendment to the Merger Agreement”) to the Merger Agreement with the Group Companies and the Shareholders, pursuant to which Fuji Solar agrees to additionally deposit into the Trust Account of the total amount of the fund for the Company’s extension from February 2, 2024 to March 2, 2024. Fuji Solar has further agrees to be responsible for the total amount of the funds for the extension of BWAQ’s term from March 2, 2024 to April 2, 2024 if the Merger Closing has not occurred by March 1, 2024 due to (x) the gross negligence or willful misconduct of any of the Group Companies or the Shareholders, or (y) the termination of the Merger Agreement by the TOYO Solar. Such total amount of funds Fuji Solar shall be responsible for shall be evidenced by the Fuji Extension Notes, the amount of which shall be fully repaid in cash at the Merger Closing or converted into the SPAC Units at US$10 per unit immediately prior to the Merger Closing at the discretion of Fuji Solar.

The foregoing description of the Second Amendment to the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Second Amendment to the Merger Agreement. A copy of the Second Amendment to the Merger Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 2.2 and is incorporated herein by reference.

Amendment to the Shareholder Lock-up and Support Agreement

In connection with the First Amendment to the Merger Agreement, on December 6, 2023, the Company, PubCo and Fuji Solar entered into an amendment (the “Amendment to the Shareholder Lock-up and Support Agreement”) to the Shareholder Lock-up and Support Agreement by and among the Company, PubCo and Fuji Solar dated August 10, 2023. Pursuant to the Amendment to the Shareholder Lock-up and Support Agreement (as the same may be amended, restated or supplemented, the “Shareholder Lock-up and Support Agreement”), the ordinary shares of PubCo, warrants and underlying ordinary shares of PubCo to be issued to Fuji Solar upon the conversion of any unsecured promissory notes issued to Fuji Solar pursuant to the Merger Agreement with respect to its portion of the Company’s extension fee and Valuation Firm Expenses and Proxy Solicitor Expenses are excluded from the lock-up restrictions as provided under the Shareholder Lock-up and Support Agreement.

The foregoing description of the Amendment to the Shareholder Lock-up and Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amendment to the Shareholder Lock-up and Support Agreement. A copy of the Amendment to the Shareholder Lock-up and Support Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.4 and is incorporated herein by reference.

Revisions to the Form of Registration Rights Agreement

In connection with the First Amendment to the Merger Agreement, the parties to the Merger Agreement also agreed to revise certain terms of the form of the Registration Rights Agreement attached as Exhibit D to the Merger Agreement (the “Registration Rights Agreement”) to stipulate that PubCo will grant certain registration rights with respect to PubCo’s securities issuable upon the conversion of the unsecured promissory notes issued to Fuji Solar in connection with the payment for its portion of the extension fee, the Valuation Firm Expenses and Proxy Solicitor Expenses pursuant to the Merger Agreement.

The foregoing description of the form of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the amended form of the Registration Rights Agreement. A copy of the amended form of the Registration Rights Agreement is attached to this Quarterly Report as Exhibit 10.5 and is incorporated herein by reference.

Promissory Notes – Working Capital Loans

On November 15, 2023, the Company issued an unsecured promissory note (the “Sponsor Note”) in the amount of $250,000 to the Sponsor. The proceeds of the Sponsor Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used as general working capital purposes.

On December 28, 2023, pursuant to the Merger Agreement, the Company issued an unsecured promissory note in the principal amount of $33,333 to Fuji Solar (“Fuji Expenses Note”) in connection with Fuji Solar’s advancement of one-third (1/3) of the Valuation Firm Expenses in connection with transactions contemplated by the Merger Agreement. The principal amount of the Fuji Expenses Note was received on January 19, 2024.

Nasdaq Noncompliance Letter

On December 5, 2023, the Company received a letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that, for the previous 30 consecutive business days, the Market Value of Listed Securities (“MVLS”) for the Company was below the $50 million minimum MVLS requirement for continued listing on the Nasdaq Global Market (the “Global Market”) under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities.

In accordance with Nasdaq Listing Rule 5810I(3)(C), the Company will have 180 calendar days, or until June 3, 2024 (the “Compliance Period”), to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company must be at least $50 million for a minimum of 10 consecutive business days at any time during this Compliance Period. If the Company regains compliance with the MVLS Rule, Nasdaq will provide the Company with written confirmation and will close the matter.

If the Company does not regain compliance with the MVLS Rule during the Compliance Period, Nasdaq will provide written notification that its securities will be subject to delisting. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal Nasdaq’s determination. The Letter notes that the Company may be eligible to transfer the listing of its securities to the Nasdaq Capital Market (the “Capital Market”), provided that it then satisfies the requirements for continued listing on the Capital Market.

On January 12, 2024, the Sponsor and Fuji Solar Co., Ltd, a Japanese company (“Fuji Solar,” together with the Sponsor, collectively, the “Converting Shareholders”) notified the Company that they elected to convert a total of 700,000 Class B ordinary shares held by them to the same number of Class A Ordinary Shares, among which 400,000 shares held by the Sponsor and 300,000 shares held by Fuji Solar, respectively. On January 17, 2024, 700,000 Class B ordinary Shares held by the Converting Shareholders were converted into the same number of Class A Ordinary Shares (the “Class B Conversion”). As a result of the Class B Conversion, the Company currently has 5,002,246 Class A Ordinary Shares and 1,600,000 Class B Ordinary Shares issued and outstanding, respectively. Class A Ordinary Shares are currently traded on the Global Market under symbol “BWAQ” and deemed by Nasdaq to be the Company’s “Listed Securities” for purposes of Rule 5450(b)(2)(A)

Based on the closing trading price of Class A Ordinary Shares of $11.08 on January 17, 2024, the estimated Company’s total MVLS is approximately $55.42 million, giving effect to the Class B Conversion, which is in excess of the $50 million threshold.

The Company is monitoring its MLVS. However, there can be no assurance that the Company will be able to regain or maintain compliance with the MVLS Rule.

Investment Company Act and Liquidation of Investments in the Trust Account into Cash

Since the consummation of the IPO, the Company has deposited the proceeds from the IPO and the Private Placement into the Trust Account to invest in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). As a result, it is possible that a claim could be made that the Company has been operating as an unregistered investment company. If the Company was deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted funds and may hinder the Company’s ability to complete a business combination. The Company might be forced to abandon its efforts to complete an initial Business Combination and instead be required to liquidate. If the Company is required to liquidate, its investors would not be able to realize the benefits of owning shares in a successor operating business, such as any appreciation in the value of the Company’s securities following such a transaction, its warrants and rights would expire worthless and ordinary shares would have no value apart from their pro rata entitlement to the funds then-remaining in the Trust Account.

The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities there is a greater risk that the Company may be considered an unregistered investment company, in which case the Company may be required to liquidate.

On January 26, 2024, the Company entered into an amendment to the Investment Management Trust Agreement, dated January 31, 2022, as further amended on May 2, 2023 and June 30, 2023 (the “Amendment to the Trust Agreement”), by and between the Company and the Trustee. Pursuant to the Amendment to the Trust Agreement, the Company may instruct the Trustee to (i) hold the funds in the Trust Account uninvested, (ii) hold funds in an interest-bearing bank demand deposit account, or (iii) invest in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

On January 26, 2024, in order to mitigate the risks of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company instructed the Trustee to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account by January 31, 2024, the expiry of the 24-month anniversary of the effective date of the Company’s IPO Registration Statement, and to hold all funds in the Trust Account in cash in an interest-bearing bank demand deposit account until the earlier of consummation of the Company’s initial Business Combination or liquidation of the Company.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2023 were organizational activities and those necessary to prepare for the IPO, search for a target company, and effectuate the Transactions with TOYO Solar. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended December 31, 2023, we had a net income of $236,568, which consisted of dividend earned on investment held in Trust Account and interest income of $554,386 offset by formation and operations costs of $317,818.

For the three months ended December 31, 2022, we had a net income of $440,377, which consisted of dividend earned on investment held in Trust Account and interest income of $786,027 offset by formation and operations costs of $345,650.

For the six months ended December 31, 2023, we had a net income of $637,187, which consisted of dividend earned on investment held in Trust Account and interest income of $1,160,289 offset by formation and operations costs of $523,102.

For the six months ended December 31, 2022, we had a net income of $688,702, which consisted of dividend earned on investment held in Trust Account and interest income of $1,205,434 offset by formation and operations costs of $516,732.

Liquidity and Capital Resources

As of December 31, 2023, we had cash outside the Trust Account of $70,134 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the ordinary shares. As of December 31, 2023, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

As of December 31, 2023, we had cash of $70,134 and a working deficit of $2,512,009. We have incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the working capital loans. In addition, if we are unable to complete a Business Combination within the combination period by March 2, 2023, unless further extended, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the combination period by March 2, 2023, unless further extended. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

For the six months ended December 31, 2023, net cash used in operating activities was $690,612 resulted from non-cash dividend earned on investment held in Trust Account of $1,160,282, increase in prepaid expenses of $39,162, and decrease in accounts payable and accrued expenses of $128,409, and offset by net income of $637,187, and increase in due to related parties of $54.

For the six months ended December 31, 2022, net cash used in operating activities was $474,134 resulted from non-cash dividend earned on investment held in Trust Account of $1,205,426, increase in prepaid expenses – related party of $5,097, and offset by net income of $688,702, decrease in prepaid expenses of $33,750, and increase in accounts payable and accrued expenses of $13,937.

For the six months ended December 31, 2023, net cash provided by investing activities was $28,945,912 resulted from the withdrawals of investment held in Trust Account of $29,305,912 offset by the purchases of investment held in Trust Account of $360,000.

For the six months ended December 31, 2022, we did not incur any investing activities.

For the six months ended December 31, 2023, net cash used in financing activities was $28,185,912 resulted from the redemption of Class A Ordinary Shares of $29,305,912 offset by the proceeds from issuance of promissory notes to a third party of $90,000, the proceeds from issuance of promissory notes to a related party of $530,000 and withdrawals from our Escrow Account of $500,000.

For the six months ended December 31, 2022, net cash provided by financing activities was $250,000 resulted from the proceeds from issuance of promissory notes to a related party of $250,000.

Promissory Notes

In November 2022, July 2023 and November 2023, the Company had issued a total of three unsecured promissory notes (the “Sponsor Notes”) in the total principal amount of $770,000 to the Sponsor. The proceeds of the Sponsor Notes may be drawn down from time to time until the Company consummates its initial Business Combination, will be used as general working capital purposes.

In December 2023, the Company issued the Fuji Expenses Note in the principal amount of $33,333 to Fuji Solar for its advancement of one-third (1/3) of the Valuation Firm Expenses pursuant to the Merger Agreement. The principal amount of the Fuji Expenses Note was received on January 19, 2024.

From January 2023 to December 2023, the Company had issued a total of eleven (11) Extension Notes in the total principal amount of $1,728,648 in connection with the extension of the Company’s timeline to compete its initial Business Combination, among which nine (9) were issued to the Sponsor in the total principal amount of $1,638,648 and three (3) were issued to Fuji Solar in the total principal amount of $150,000. The proceeds of the Extension Notes was deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination.

The Extension Notes together with the Sponsor Notes and Fuji Expenses Note (collectively refer herein as “Promissory Notes”) issued to the Sponsor and Fuji Solar, respectively, have the same payment and conversion term as discussed below.

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

The payees of the Promissory Notes, respectively, have the right, but not the obligation, to convert the Promissory Notes, in whole or in part, respectively, into private units (the “Conversion Units”) of the Company, each consisting of one Class A Ordinary Share, one-half of one warrant, and one right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of a Business Combination, as described in the prospectus of the Company (File Number 333-261585), by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Conversion Units to be received by the payees in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00.

Until consummation of the Business Combination, the Company will be using the funds not held in the Trust Account, and any additional funding that may be loaned to us by the Sponsor, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

As of December 31, 2023 and June 30, 2023, the Company had borrowings of $2,492,085 and $1,872,085 under the Promissory Notes, respectively.

Due to Related Parties

From time to time, Mr. Liang Shi, the Company’s Director, Chief Executive Officer, Secretary and Chairman, would incur travel costs to search for targets. As of December 31, 2023 and June 30, 2023, due to Mr. Liang Shi amounted to $3,558 and $3,504, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the IPO to pay the Sponsor, a monthly fee of $10,000 for general and administrative services. This agreement was signed by the Company and the Sponsor on January 31, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $30,000 in each of the three months ended December 31, 2023 and 2022. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $60,000 in each of the six months ended December 31, 2023 and 2022. As of December 31, 2023 and June 30, 2023, the Company had $60,000 and $60,000, respectively, accrued under the Administrative Services Agreement due to the Sponsor.

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2023, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We are obligated to pay Maxim a deferred underwriters’ discount equal to 3.5% of the gross proceeds of the IPO and the underwriter’s full exercise of the over-allotment. Pursuant to the UA Amendment, Maxim agrees to convert the total amount of its deferred underwriting commission in the amount of $3,220,000, or 3.5% of the gross proceeds from the IPO, into 322,000 Deferred Underwriting Shares immediately prior to the consummation of the Company’s initial Business Combination.

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

Investments held in Trust Account

At December 31, 2023, the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares lassifyified as shareholders’ equity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On November 15, 2023, the Company issued the Sponsor Note in the principal amount of $250,000 to the Sponsor. The proceeds of the Sponsor Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used as general working capital purposes.

On December 28, 2023, the Company issued the Fuji Expenses Note in the principal amount of $33,333 for its advancement of one-third (1/3) of the Valuation Firm Expenses pursuant to the Merger Agreement.

From October 1, 2023 to the date hereof, the Company issued a total of five (5) Extension Notes, among which two (2) were issued to the Sponsor in the total principal amount of $90,000 on November 1, 2023 and December 26, 2023 and three 3 were issued to Fuji Solar in the total principal amount of $150,000 on December 4, 2023, December 26, 2023 and February 6, 2024, respectively. The proceeds of the Extension Notes was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination up to March 2, 2024. As of the date hereof, the Company has issued the Extension Notes in the aggregate principal amount of $1,788,648.

The Promissory Notes bear no interest and are payable in full upon the consummation of a Business Combination. The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; (ii) the commencement of a voluntary or involuntary bankruptcy action, (iii) the breach of the Company’s obligations thereunder; (iv) any cross defaults; (v) an enforcement proceedings against the Company; and (vi) any unlawfulness and invalidity in connection with the performance of the obligations thereunder, in which case the promissory note may be accelerated.

The payees of the Promissory Notes, respectively, have the right, but not the obligation, to convert the Promissory Notes, in whole or in part, respectively, into private units (the “Conversion Units”), each consisting of one Class A ordinary share, one-half of one warrant, and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of a Business Combination, as described in our final prospectus for our IPO filed with the SEC on January 31, 2022, by providing the Company with written notice of the intention to convert at least two business days prior to the closing of the Business Combination. The number of Conversion Units to be received by such payee in connection with such conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such payee by (y) $10.00.

The information of the Promissory Notes contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Promissory Notes was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 2, 2023, the Company entered into the UA Amendment with Maxim, pursuant to which Maxim agrees to convert the total amount of its deferred underwriting commission in the amount of $3,220,000, or 3.5% of the gross proceeds from the IPO, into 322,000 Deferred Underwriting Shares immediately prior to the consummation of the Company’s initial Business Combination. The Company agrees to register the Deferred Underwriting Shares in the proxy statement/prospectus to be filed in connection with the initial Business Combination under the Securities Act of 1933, as amended. If the Company fails to register such Deferred Underwriting Shares, Maxim is entitled for up to three demand registration rights and unlimited piggyback registration rights with respect to such Deferred Underwriting Shares.

The information of the Deferred Underwriting Shares contained under Item 2 of Part I above is incorporated herein by reference in response to this item. The issuance of the Deferred Underwriting Shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Amendment to the Merger Agreement dated December 6, 2023, by and among Blue World Acquisition Corporation, TOYO Co., Ltd, TOYOone Limited, TOPTOYO INVESTMENT PTE. LTD., Vietnam Sunergy Cell Company Limited, Vietnam Sunergy Joint Stock Company and Fuji Solar Co., Ltd. (incorporated herein by reference to Exhibit 2.1 to Form 8-K as filed with the Securities and Exchange Commission on December 7, 2023)
2.2	Amendment to the Merger Agreement dated February 6, 2024, by and among Blue World Acquisition Corporation, TOYO Co., Ltd, TOYOone Limited, TOPTOYO INVESTMENT PTE. LTD., Vietnam Sunergy Cell Company Limited, Vietnam Sunergy Joint Stock Company and Fuji Solar Co., Ltd. (incorporated herein by reference to Exhibit 2.1 to Form 8-K as filed with the Securities and Exchange Commission on February 6, 2024)
10.1	Amendment No. 1 to the Underwriting Agreement dated October 2, 2023, by and between Blue World Acquisition Corporation and Maxim Group LLC. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 3, 2023)
10.2	Extension Promissory Note, dated November 1, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on November 1, 2023)
10.3	Promissory Note, dated November 15, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on November 17, 2023)
10.4	Amendment to the Shareholder Lock-up and Support Agreement dated December 6, 2023, by and among Blue World Acquisition Corporation, TOYO Co., Ltd, and Fuji Solar Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on December 7, 2023)
10.5	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on December 7, 2023)
10.6	Extension Promissory Note, dated December 4, 2023, issued by Blue World Acquisition Corporation to Fuji Solar Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on December 7, 2023)
10.7	Extension Promissory Note, dated December 26, 2023, issued by Blue World Acquisition Corporation to Blue World Holdings Limited (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2024)
10.8	Extension Promissory Note, dated December 26, 2023, issued by Blue World Acquisition Corporation to Fuji Solar Co., Ltd. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2024)
10.9	Promissory Note, dated December 28, 2023, issued by Blue World Acquisition Corporation to Fuji Solar Co., Ltd. (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on January 2, 2024)
10.10	Amendment to the Investment Management Trust Agreement dated January 26, 2024, by and between the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on January 29, 2024)
10.11	Extension Promissory Note, dated February 6, 2024, issued by Blue World Acquisition Corporation to Fuji Solar Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on February 6, 2024)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE WORLD ACQUISITION CORPORATION

Date: February 13, 2024	By:	/s/ Liang Shi
Liang Shi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tianyong Yan
Tianyong Yan
Chief Financial Officer (Principal Financial and Accounting Officer)