Form 10-Q
period 2024-03-31
Blue World Acquisition Corp
filed 2024-05-15
CIK 1878074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 5,543,060 ordinary shares of the Company (including 3,943,060 Class A ordinary shares and 1,600,000 Class B ordinary shares), par value $0.0001 per share, issued and outstanding.

BLUE WORLD ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUE WORLD ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2024	June 30, 2023
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$3,036	$746
Prepaid expenses	42,055	35,862
Total Current Assets	45,091	36,608

Cash and investment held in Trust Account	43,032,774	70,186,561
Cash held in Escrow Account	-	500,000
Total Assets	$43,077,865	$70,723,169

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$236,447	$229,933
Due to related parties	94,228	63,504
Promissory notes	183,333	-
Promissory notes - related party	2,462,173	1,872,085
Total Current Liabilities	2,976,181	2,165,522
Deferred underwriting discounts and commissions	3,220,000	3,220,000
Total Liabilities	6,196,181	5,385,522

Commitments and Contingencies (Note 8)

Class A ordinary shares subject to possible redemption, 3,837,766 shares and 6,587,231 shares at redemption value of $11.21 and $10.65 per share as of March 31, 2024 and June 30, 2023, respectively	43,032,774	70,186,561

Shareholders’ Deficit:
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 470,000,000 shares authorized, 1,164,480 shares and 464,480 shares issued and outstanding (excluding 3,837,766 shares and 6,587,231 shares subject to possible redemption as of
March 31, 2024 and June 30, 2023, respectively)	116	46
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 1,600,000 shares and 2,300,000 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	160	230
Additional paid-in capital	-	-
Accumulated deficit	(6,151,366)	(4,849,190)
Total Shareholders’ Deficit	(6,151,090)	(4,848,914)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$43,077,865	$70,723,169

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Formation and operating costs	$299,083	$119,560	$822,185	$636,292
Loss from operations	(299,083)	(119,560)	(822,185)	(636,292)

Other income:
Interest and dividend earned on investment held in Trust Account	511,844	1,002,180	1,672,126	2,207,606
Interest income	1	-	8	8
Total other income	511,845	1,002,180	1,672,134	2,207,614

Net income	$212,762	$882,620	$849,949	$1,571,322

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	3,837,766	9,200,000	4,007,117	9,200,000
Basic and diluted net income per redeemable Class A ordinary shares	$0.03	$0.07	$0.13	$0.13
Basic and diluted weighted average non-redeemable Class A and Class B ordinary shares outstanding	2,764,480	2,764,480	2,764,480	2,764,480
Basic and diluted net income per non-redeemable Class A and Class B ordinary share	$0.03	$0.07	$0.13	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Nine Months Ended March 31, 2024
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2023	464,480	$46	2,300,000	$230	$-	$(4,849,190)	$(4,848,914)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(785,898)	(785,898)
Net income	-	-	-	-	-	400,619	400,619
Balance as of September 30, 2023	464,480	46	2,300,000	230	-	(5,234,469)	(5,234,193)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(734,384)	(734,384)
Net income	-	-	-	-	-	236,568	236,568
Balance as of December 31, 2023	464,480	46	2,300,000	230	-	(5,732,285)	(5,732,009)
Conversion of Class B ordinary shares into Class A ordinary shares	700,000	70	(700,000)	(70)	-	-	-
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(631,843)	(631,843)
Net income	-	-	-	-	-	212,762	212,762
Balance as of March 31, 2024	1,164,480	$116	1,600,000	$160	$-	$(6,151,366)	$(6,151,090)

	For the Three and Nine Months Ended March 31, 2023
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2022	464,480	$46	2,300,000	$230	$-	$(2,492,780)	$(2,492,504)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(419,401)	(419,401)
Net income	-	-	-	-	-	248,325	248,325
Balance as of September 30, 2022	464,480	46	2,300,000	230	-	(2,663,856)	(2,663,580)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(786,025)	(786,025)
Net income	-	-	-	-	-	440,377	440,377
Balance as of December 31, 2022	464,480	46	2,300,000	230	-	(3,009,504)	(3,009,228)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,002,180)	(1,002,180)
Net income	-	-	-	-	-	882,620	882,620
Balance as of March 31, 2023	464,480	$46	2,300,000	$230	$-	$(3,129,064)	$(3,128,788)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE WORLD ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Nine Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net income	$849,949	$1,571,322
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend earned on investment held in Trust Account	(1,672,126)	(2,207,606)
Changes in operating assets and liabilities:
Prepaid expenses	(6,193)	29,750
Accounts payable and accrued expenses	6,515	(186)
Due to related parties	30,724	10,156
Net Cash Used in Operating Activities	(791,131)	(596,564)

Cash Flows from Investing Activities:
Purchases of investment held in Trust Account	(480,000)	(920,000)
Withdrawals of investment held in Trust Account	29,305,912	-
Net Cash Provided by Investing Activities	28,825,912	(920,000)

Cash Flows from Financing Activities:
Redemption of Class A ordinary shares	(29,305,912)	-
Proceeds from issuance of promissory notes	183,333	-
Proceeds from issuance of promissory notes to related party	590,088	1,245,000
Withdrawals from Escrow Account	500,000	-
Net Cash (Used in) Provided by Financing Activities	(28,032,491)	1,245,000

Net Change in Cash	2,290	(271,564)

Cash, beginning of period	746	276,284
Cash, end of period	$3,036	$4,720

Supplemental Disclosure of Cash Flow Information:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,152,125	$2,207,606

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

As of March 31, 2024, the Company had not commenced any operations. For the period from July 19, 2021 (inception) through March 31, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to its initial public offering (the “Initial Public Offering”) as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend/interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

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

On March 26, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders of the Company (the “March 2024 Meeting”). At the March 2024 Meeting, the shareholders of the Company approved, among other things, the adoption of the fourth amended and restated memorandum and articles of association of the Company, which provides that the Company has until April 2, 2024 to complete a business combination, and may elect to extend the period to consummate a business combination up to seven times, each by an additional one month, for a total of up to seven months, to November 2, 2024, by depositing $60,000 each month into the Trust Account.

From January 2023 to May 2024, a total of $1,968,648 had been deposited in the Trust Account for extension of the Company’s timeline to complete a Business Combination (the “Extension Fee”), which have enabled the Company to extend the period of time it has to consummate its initial Business Combination up to June 2, 2024. The Company has issued fifteen unsecured promissory notes for the payment of Extension Fees in the total amount of $1,968,648, among which ten were issued to the Sponsor for the total principal amount of $1,698,648 (collectively, the “Sponsor Extension Notes”) and four were issued to Fuji Solar (as defined below) for the total principal amount of $210,000 (the “Fuji Extension Notes”) and one was issued to ZENIN INVESTMENTS LIMITED (“ZENIN”), one of the shareholders of the Sponsor, for a total principal amount of $60,000 (the “ZENIN Extension Note,” together with Sponsor Extension Notes and Fuji Extension Notes, collectively, the “Extension Notes”).

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Redemptions

On May 2, 2023, the Company held the May 2023 Meeting at which the Company’s shareholders approved the adoption of the Second Amended and Restated Memorandum and Articles of Association of the Company, which provides that the Company has until May 2, 2023 to complete an initial Business Combination, and may elect to extend the period to consummate an initial Business Combination up to nine times, each by an additional one-month extension, for a total of up to nine months to February 2, 2024 by depositing $0.0295 per public share into the Trust Account for each monthly extension. In connection with the May 2023 Meeting, 2,612,769 Class A Ordinary Shares were rendered for redemption, and approximately $27.4 million was released from the Trust Account to pay such redeeming shareholders in May 2023.

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

On March 26, 2024, the Company held the March 2024 Meeting at which the Company’s shareholders approved the adoption of the fourth amended and restated memorandum and articles of association of the Company, which provides that the Company has until April 2, 2024 to complete a business combination, and may elect to extend the period to consummate a business combination up to seven times, each by an additional one month, for a total of up to seven months, to November 2, 2024, by depositing $60,000 each month into the Trust Account. As a result of March 2024 Meeting, upon the shareholders’ approval, on March 26, 2024, the Company and the Trustee entered into the amendment to the Trust Agreement. In connection with the March 2024 Meeting, 1,059,186 Class A Ordinary Shares were rendered for redemption, and approximately $11.9 million was released from the Trust Account to pay such redeeming shareholders in April 2024.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Amendment No. 1 to the Merger Agreement

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Amendment No. 3 to the Merger Agreement

On February 29, 2024, the Company entered into an Amendment No. 3 to the Agreement and Plan of Merger, dated as of August 10, 2023, as amended on December 6, 2023 and February 6, 2024 (as the same may be amended, restated or supplemented, the “Merger Agreement”) with PubCo, Merger Sub, SinCo, TOYO Solar, together with PubCo, Merger Sub and SinCo, the “Group Companies”, or each individually, a “Group Company”), VSUN, Fuji Solar, WAG, Belta, and BestToYo.

The Amendment to the Merger Agreement was entered into to reflect the restructuring of PubCo. Fuji Solar, as the sole shareholder of PubCo, transferred all of the ordinary shares of PubCo (“PubCo Ordinary Shares”) held by Fuji Solar to WAG and Belta, and Belta then further transferred a certain number of PubCo Ordinary Shares to BestToYo, each at a transfer price of US$0.0001 per share (collectively, the “PubCo Shareholder Transfer”), as a result of which WAG holds 6,200 PubCo Ordinary Shares, Belta holds 2,450 PubCo Ordinary Shares, and BestToYo holds 1,350 PubCo Ordinary Shares, respectively, immediately following the PubCo Shareholder Transfer.

Each of WAG, Belta and BestToYo is a newly incorporated holding company wholly owned and controlled by the beneficial owners of Fuji Solar. The beneficial owners of Fuji Solar established WAG, Belta and BestToYo to reflect their indirect beneficial ownerships in PubCo through the equity interests of these three separate entities in PubCo. As of result of the PubCo Shareholder Transfer, WAG, Belta and BestToYo became the only three shareholders of PubCo. Immediately prior to the Merger Closing (as defined below) and consistent with the Merger Agreement, WAG, Belta and BestToYo will collectively hold 41,000,000 PubCo Ordinary Shares, with WAG holding 25,420,000 PubCo Ordinary Shares, Belta holding 10,045,000 PubCo Ordinary Shares and BestToYo holding 5,535,000 PubCo Ordinary Shares, respectively (such transactions, the “PubCo Pre-Closing Restructuring”). The parties to the Amendment to the Merger Agreement also entered into a Joinder Agreement (the “Joinder Agreement”) in connection with the PubCo Pre-Closing Restructuring.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Pursuant to the Amendment to the Merger Agreement, (a) the Group Companies, VSUN, Fuji Solar, WAG, Belta and BestToYo shall consummate a series of transactions involving the Group Companies, including (A) PubCo acquiring one hundred percent (100%) of the issued and paid-up share capital of SinCo from Fuji Solar at an aggregate consideration of SGD1.00 (such transaction, the “Share Exchange”), and (B) SinCo acquiring one hundred percent (100%) of the issued and outstanding shares of capital stock of TOYO Solar from VSUN at an aggregate consideration of no less than US$50,000,000 (the “SinCo Acquisition,” and together with the Share Exchange, the “Pre-Merger Reorganization”), as a result of which (i) SinCo shall become a wholly-owned subsidiary of PubCo, (ii) TOYO Solar shall become a wholly-owned subsidiary of SinCo; and (iii) WAG, Belta and BestToYo (collectively, the “Sellers”) shall become the only shareholders of PubCo, and (b) following the consummation of the Pre-Merger Reorganization, the Company shall merge with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Merger”), as a result of which, among other things, all of the issued and outstanding securities of the Company immediately prior to the filing of the plan of merger with respect to the Merger (the “Plan of Merger”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Merger (the “Merger Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive substantially equivalent securities of PubCo, in each case, upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the provisions of the Companies Act (Revised) of the Cayman Islands and other applicable laws. The Merger, the Pre-Merger Reorganization and each of the other transactions contemplated by the Merger Agreement or any of the other relevant transactional documents are collectively referred to as “Transactions.” The Amendment to the Merger Agreement and the Pre-Closing Restructuring will have no substantive effect on the Merger, the Plan of Merger or the Merger Closing.

As a result of the Amendment to the Merger Agreement and the Joinder Agreement, each of WAG, Belta and BestToYo became a Shareholder (as defined in the Merger Agreement) and a Seller, and is subject to representations, warranties and covenants under the Merger Agreement that are substantially equivalent to those made by Fuji Solar under the Merger Agreement prior to the Amendment to the Merger Agreement. There are no changes to the conditions to consummate the Transactions as a result of the Amendment to the Merger Agreement.

Pursuant to the Amendment to the Merger Agreement, at or prior to the closing of the Merger (the “Merger Closing”), an aggregate of 13,000,000 PubCo Ordinary Shares held by the Sellers (the “Earnout Shares”), consisting of 8,060,000 PubCo Ordinary Shares held by WAG, 3,185,000 PubCo Ordinary Shares held by Belta and 1,755,000 PubCo Ordinary Shares held by BestToYo, respectively, will be deposited with an escrow agent in a segregated escrow account (the “Earnout Escrow Account”) pursuant to an escrow agreement effective upon the Merger Closing and will be released from the Earnout Escrow Account and delivered to the Sellers as following:

a.	Following the Merger, if the net profit of PubCo for the fiscal year ending December 31, 2024 as shown on the audited financial statements of PubCo for the fiscal year ending December 31, 2024 (such net profit, the “2024 Audited Net Profit”) is no less than US$41,000,000, the Earnout Shares shall immediately become vested in full and be released from the Earnout Escrow Account to the Sellers, pro rata; and

b.	If the 2024 Audited Net Profit is less than US$41,000,000, then (X) the portion of the Earnout Shares in number equal to (i) the quotient of (a) the 2024 Audited Net Profit divided by (b) US$41,000,000, multiplied by (ii) 13,000,000 PubCo Ordinary Shares, rounded up to the nearest whole number, shall become immediately vested and be released from the Earnout Escrow Account to the Sellers, pro rata, and (Y) the remaining portion of the Earnout Shares shall be surrendered or otherwise delivered by the Sellers to PubCo, pro rata, for no consideration or nominal consideration and cancelled by PubCo.

PIPE Agreement

On March 6, 2024, the Company entered into a share purchase agreement (the “PIPE Purchase Agreement”) with PubCo and a certain investor, NOTAM Co., Ltd., a Japanese corporation (“NOTAM”), in connection with the Transactions. Pursuant to the PIPE Purchase Agreement, NOTAM agrees to purchase a total of 600,000 Class A Ordinary Shares of the Company (the “PIPE Shares”), at a purchase price of $10.00 per share, for an aggregate purchase price of $6,000,000 (the “PIPE Purchase Price”). Upon the written notice of the Company, at least three (3) business days prior to the reasonably expected closing date of the Transactions provided in such notice, NOTAM will deliver or cause to be delivered the PIPE Purchase Price into an escrow account with Continental Stock Transfer & Trust Company, as the escrow agent (the “Escrow Agent”).

The closing of the sale of the PIPE Shares (the “PIPE Closing”) will be held on the same date and immediately prior to the closing of the Transactions. At the PIPE Closing, the Company will issue and deliver to NOTAM the PIPE Shares against the release of the PIPE Purchase Price by the Escrow Agent to the Company. If the closing of the Transactions does not occur or if the PIPE Shares are not converted into Converted PIPE Shares (as defined below) within thirty (30) days after the PIPE Purchase Price is delivered to the Escrow Agent, the Escrow Agent will automatically return to NOTAM the PIPE Purchase Price.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Pursuant to the Merger Agreement, each ordinary share of the Company, including the PIPE Shares, issued and outstanding immediately prior to the Merger Effective will automatically be converted into the right to receive one (1) PubCo Ordinary Shares (“Converted PIPE Shares”). NOTAM is entitled to make up to two (2) demands that PubCo register such Converted PIPE Shares, if and only if the Converted PIPE Shares are not registered on a registration statement on Form F-4 containing a prospectus/proxy statement relating to the Transactions to be filed by PubCo with the SEC. In addition, NOTAM has certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the Transactions. PubCo will bear the expenses incurred in connection with the filing of any such registration statements.

Liquidity and Going Concern

As of March 31, 2024, the Company had cash of $3,036 and a working deficit of $2,931,090. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by June 2, 2024, unless further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The interim results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending June 30, 2024 or for any future interim periods. These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,036 and $746 in cash as of March 31, 2024 and June 30, 2023, respectively. The Company did not have any cash equivalents as of March 31, 2024 and June 30, 2023.

●	Cash and investment held in Trust Account

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2024, the assets held in the Trust Account include $43,032,774 of cash in an interest-bearing bank demand deposit account.

As of June 30, 2023, the assets held in the Trust Account include $70,186,561 of investments held in money market funds, which are invested in U.S. Treasury securities and characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

For the three months ended March 31, 2024 and 2023, interest and dividend earned and held in the Trust Account amounted to $511,844 and $1,002,180, respectively. For the nine months ended March 31, 2024 and 2023, interest and dividend earned and held in the Trust Account amounted to $1,672,126 and $2,207,606, respectively.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2024 and June 30, 2023, the Company had $0 and $500,000, respectively, in cash held in the Escrow Account.

●	Net income per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The Company has two classes of shares, which are referred to as redeemable shares and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares. In order to determine the net loss attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income is calculated using the total net income less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2024		March 31, 2023
	Redeemable Class A Ordinary Shares	Non- Redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non- Redeemable Class A and Class B Ordinary Shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$123,675	$89,087	$678,684	$203,936
Denominators:
Weighted-average shares outstanding	3,837,766	2,764,480	9,200,000	2,764,480
Basic and diluted net income per share	$0.03	$0.03	$0.07	$0.07

	For the Nine months ended		For the Nine months ended
	March 31, 2024		March 31, 2023
	Redeemable Class A Ordinary Shares	Non- Redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non- Redeemable Class A and Class B Ordinary Shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	$502,960	$346,989	$1,208,257	$363,065
Denominators:
Weighted-average shares outstanding	4,007,117	2,764,480	9,200,000	2,764,480
Basic and diluted net income per share	$0.13	$0.13	$0.13	$0.13

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 3,837,766 and 6,587,231 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets as of March 31, 2024 and June 30, 2023, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2024 and June 30, 2023, the amount of Class A Ordinary Shares reflected on the balance sheet are reconciled in the following table:

Class A ordinary shares subject to possible redemption, June 30, 2022	$93,054,401
Less:
Redemptions of Class A ordinary shares	(27,406,155)
Plus:
Re-measurement adjustment on redeemable ordinary shares	4,538,315
Class A ordinary shares subject to possible redemption, June 30, 2023	70,186,561
Less:
Redemptions of Class A ordinary shares	(29,305,912)
Plus:
Re-measurement adjustment on redeemable ordinary shares	2,152,125
Class A ordinary shares subject to possible redemption, March 31, 2024	$43,032,774

●	Warrants

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company’s tax provision is zero for the three and nine months ended March 31, 2024 and 2023.

The Company is considered to be an exempted Cayman Islands company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

●	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2024 and June 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosures of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for the fiscal year beginning after December 15, 2024. Early adoption is permitted. The Company does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed financial statements and disclosures.

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

NOTE 5 — PROMISSORY NOTES

On December 4, 2023, December 26, 2023, February 6, 2024 the Company had issued three unsecured promissory notes to Fuji Solar (“Fuji Extension Notes”) for the payment of Extension Fees in the total principal amount of $150,000.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2024 and June 30, 2023, the Company had borrowings of $183,333 and $0 under the Fuji Notes, respectively.

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2021, the Sponsor acquired 2,300,000 Class B ordinary shares, par value $0.0001 per share (such Class B ordinary shares and the Class A Ordinary Shares issuable upon the conversion of such Class B ordinary shares, collectively, the “Founder Shares”) for an aggregate purchase price of $25,000.

As of March 31, 2024 and June 30, 2023, there were 2,300,000 Founder Shares issued and outstanding, including 700,000 Class A Ordinary Shares converted from Class B ordinary shares and 1,600,000 Class B ordinary shares. The aggregate capital contribution was $25,000, or approximately $0.01 per share. On January 17, 2024, 700,000 Class B ordinary shares held by two shareholders, the Sponsor and Fuji Solar, were converted into the same number of Class A Ordinary Shares.

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

Due to Related Parties

From time to time, Mr. Liang Shi, the Company’s Director, Chief Executive Officer, Secretary and Chairman, would incur travel costs to search for targets. As of March 31, 2024 and June 30, 2023, due to Mr. Liang Shi amounted to $4,228 and $3,504, respectively.

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

From January 2023 to March 2024, the Company had issued a total of ten unsecured promissory notes (the “Sponsor Extension Notes”) in the total principal amount of $1,698,648 to the Sponsor in connection with the extension of the Company’s timeline to compete its initial Business Combination. The proceeds of the Sponsor Extension Notes was deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination.

The Sponsor Extension Notes together with the Sponsor Working Capital Notes (collectively refer herein as “Sponsor Promissory Notes”) issued to the Sponsor have the same payment and conversion term as discussed below.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2024 and June 30, 2023, the Company had borrowings of $2,462,173 and $1,872,085 under the Sponsor Promissory Notes, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the Initial Public Offering to pay the Sponsor, a monthly fee of $10,000 for general and administrative services. This agreement was signed by the Company and the Sponsor on January 31, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $30,000 in each of the three months ended March 31, 2024 and 2023 and in the amount of $90,000 in each of the nine months ended March 31, 2024 and 2023. As of March 31, 2024 and June 30, 2023, the Company had $90,000 and $60,000, respectively, accrued under the Administrative Services Agreement due to the Sponsor.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 10,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2024 and June 30, 2023, there were no preference shares issued or outstanding.

Conversion of Class B Ordinary Shares to Class A Ordinary Shares

On January 17, 2024, 700,000 Class B ordinary shares held by two shareholders, the Sponsor and Fuji Solar, were converted into the same number of Class A Ordinary Shares.

Class A Ordinary Shares — The Company is authorized to issue 470,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2024 and June 30, 2023, there were 1,164,480 an 464,480 Class A Ordinary Shares issued and outstanding, excluding 3,837,766 shares and 6,587,231 shares, respectively, subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On August 5, 2021, the Company issued 2,300,000 Class B ordinary shares. Of the 2,300,000 Class B ordinary shares outstanding, an aggregate of up to 300,000 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming they do not purchase any units in the Initial Public Offering and excluding the Class A Ordinary Shares underlying the Private Units). If the Company increases or decreases the size of the Initial Public Offering, it will effect a share dividend or a share contribution back to capital or other appropriate mechanism, as applicable, with respect to Class B ordinary shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of the initial shareholders at 20% of the issued and outstanding ordinary shares of the Company upon the consummation of the Initial Public Offering (assuming they do not purchase Units in the Initial Public Offering and excluding the Private Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on February 2, 2022, no Class B ordinary shares are currently subject to forfeiture. As of March 31, 2024 and June 30, 2023, there were 1,600,000 an 2,300,000 Class B ordinary shares issued and outstanding, respectively.

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Rights

As of March 31, 2024 and June 30, 2023, there were 9,200,000 Public Rights and 424,480 Private Rights outstanding. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of a Business Combination, even if the holder of a Public Right redeemed all Class A Ordinary Shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to its pre-business combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each registered holder of a right will be required to affirmatively redeem his, her or its rights in order to receive the kind and amount of securities or properties of the surviving company that the one-tenth (1/10) of one Class A Ordinary Share underlying each right is entitled to upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of Class A Ordinary Shares will receive in the transaction on an as-converted into ordinary shares basis.

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

Redeemable Warrants

As of March 31, 2024 and June 30, 2023, there were 4,600,000 Public Warrants and 212,240 Private Warrants outstanding. Each whole redeemable warrant entitles the registered holder to purchase one Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of the thirty (30) days after the completion of an initial Business Combination and one (1) year from the consummation of the Initial Public Offering. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. However, except as set forth below, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to such Class A Ordinary Shares. Notwithstanding the foregoing, if a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective within 90 days from the consummation of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the consummation of the Initial Public Offering at 5:00 p.m., Eastern Standard Time.

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

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The settlement of the UA Amendment is representative of a share-based payment transaction in which the Company is acquiring services to be used within the Company’s operations and upon settlement agreeing to issue ordinary shares of the post-combination entity. In this case, the share settlement of the UA Amendment is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the UA Agreement executed date (the “Grant Date”). The Company used the Business Combination Merger Consideration price of $10 per share and the PIPE financing price to be sold at the consummation of the Business Combination of $10.00 per share to determine the fair value of the 322,000 Granted Shares at $3,220,000. The fair value of Granted Shares equal to the carrying value of the deferred underwriting discounts and commission as of the settlement date on October 2, 2023. Therefore, no gain or loss shall be recognized within the condensed statements of operations for the three and nine months ended March 31, 2024.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

As of March 31, 2024 and June 30, 2023, investment securities in the Company’s Trust Account consisted of a treasury securities fund in the amount of $0 and $70,186,561, respectively, which was held as money market funds. The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2023	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$70,186,561	$70,186,561	$-	$-
Total	$70,186,561	$70,186,561	$-	$-

BLUE WORLD ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that these unaudited condensed financial statements were issued. Except as discussed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Sponsor Notes

On April 1, 2024, the Company issued an unsecured promissory note (the “Sponsor Note 1”) in the amount of $180,000 to the Sponsor. The proceeds of the Sponsor Note 1, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes.

On April 19, 2024, the Company issued an unsecured promissory note (the “Sponsor Note 2”) in the amount of $320,000 to the Sponsor. The proceeds of the Sponsor Note 2, which may be drawn down from time to time until the Company consummates its initial business combination, will be used as general working capital purposes.

Fuji Extension Note

On April 1, 2024, Fuji Solar deposited $60,000 (the “Extension Fee 1”) into the Company’s Trust Account to extend the timeline to complete a Business Combination for an additional one month from April 2, 2024 to May 2, 2024. On April 1, 2024, the Company issued to Fuji Solar an unsecured promissory note in the principal amount of $60,000 in connection with the payment for the Extension Fee 1.

ZENIN Extension Note

On April 29, 2024, ZENIN deposited $60,000 (the “Extension Fee 2”) into the Company’s Trust Account to extend the timeline to complete a Business Combination for an additional one month from May 2, 2024 to June 2, 2024. On May 2, 2024, the Company issued to ZENIN an unsecured promissory note in the principal amount of $60,000 in connection with the payment for the Extension Fee 2.

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

Recent Developments

Extension of the Business Combination Timeline

On March 26, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders of the Company (the “March 2024 Meeting”). At the March 2024 Meeting, the shareholders of the Company approved, among other things, the adoption of the fourth amended and restated memorandum and articles of association of the Company, which provides that the Company has until April 2, 2024 to complete a business combination, and may elect to extend the period to consummate a business combination up to seven times, each by an additional one month, for a total of up to seven months, to November 2, 2024, by depositing $60,000 each month into the Trust Account. In connection with the March 2024 Meeting, 1,059,186 Class A Ordinary Shares were rendered for redemption, and approximately $11.86 million was released from the Trust Account to pay such redeeming shareholders.

As of the date hereof, a total of $1,968,648 had been deposited in the Trust Account for extension of the Company’s timeline to complete a Business Combination (the “Extension Fee”), which have enabled the Company to extend the period of time it has to consummate its initial Business Combination up to June 2, 2024.

As of the date hereto, the Company has issued fifteen (15) unsecured promissory notes for the payment of Extension Fees in the total amount of $1,968,648, among which ten (10) were issued to the Sponsor for a total principal amount of $1,638,648 (collectively, the “Sponsor Extension Notes”) and four (4) were issued to Fuji Solar (as defined below) for a total principal amount of $210,000 (the “Fuji Extension Notes”), and one (1) was issued to ZENIN INVESTMENTS LIMITED (“ZENIN”), one of the shareholders of the Sponsor for a total principal amount of $60,000 (the “ZENIN Extension Note”, together with Sponsor Extension Notes and Fuji Extension Notes, collectively, the “Extension Notes”).

Amendment to the Trust Agreement

At the March 2024 Meeting, the shareholders of the Company approved, among the others, the Company to amend the Investment Management Trust Agreement dated January 31, 2022, as amended on May 2, 2023, June 30, 2023 and January 26, 2024 (the “Trust Agreement”), by and between the Company and the Trustee to provide that the Trustee must commence liquidation of the Trust Account by April 2, 2024, or, if further extended by up to seven one-month extensions (the “Monthly Extension”), up to November 2, 2024.

Promissory Notes – Working Capital Loans

On April 1, 2024, the Company issued an unsecured promissory note (the “Sponsor Note A”) in the amount of $180,000 to the Sponsor. The proceeds of the Sponsor Note A, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes.

On April 19, 2024, the Company issued an unsecured promissory note (the “Sponsor Note B,” together with the Sponsor Note A, the “Sponsor Notes”) in the principal amount of up to $320,000 to the Sponsor. The proceeds of the Sponsor Note B, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used for general working capital purposes.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company will have 180 calendar days, or until June 3, 2024 (the “Compliance Period”), to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company must be at least $50 million for a minimum of 10 consecutive business days at any time during this Compliance Period. If the Company regains compliance with the MVLS Rule, Nasdaq will provide the Company with written confirmation and will close the matter.

On January 12, 2024, the Sponsor and Fuji Solar Co., Ltd, a Japanese company (“Fuji Solar,” together with the Sponsor, collectively, the “Converting Shareholders”) notified the Company that they elected to convert a total of 700,000 Class B ordinary shares held by them to the same number of Class A Ordinary Shares, among which 400,000 shares held by the Sponsor and 300,000 shares held by Fuji Solar, respectively. On January 17, 2024, 700,000 Class B ordinary Shares held by the Converting Shareholders were converted into the same number of Class A Ordinary Shares (the “Class B Conversion”). As a result of the Class B Conversion, the Company currently has 5,002,246 Class A Ordinary Shares and 1,600,000 Class B Ordinary Shares issued and outstanding, respectively. Class A Ordinary Shares are currently traded on the Global Market under symbol “BWAQ” and deemed by Nasdaq to be the Company’s “Listed Securities” for purposes of Rule 5450(b)(2)(A).

On February 20, 2024, the Company received a written notice from the staff of Nasdaq notifying the Company that the staff has determined that for the last 22 consecutive business days, from January 18, 2024 to February 16, 2024, the Company’s MVLS has been $50 million or greater. Accordingly, the Company has regained compliance with the MVLS Rule and the staff has indicated that the matter is now closed.

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

Amendment No. 3 to the Merger Agreement

On February 29, 2024, the Company entered into an Amendment No. 3 (the “Amendment to the Merger Agreement”) to the Agreement and Plan of Merger, dated as of August 10, 2023, as amended on December 6, 2023 and February 6, 2024 (as the same may be amended, restated or supplemented, the “Merger Agreement”) with TOYO Co., Ltd, a Cayman Islands exempted company (“PubCo”), TOYOone Limited, a Cayman Islands exempted company (“Merger Sub”), TOPTOYO INVESTMENT PTE. LTD., a Singapore private company limited by shares (“SinCo”), Vietnam Sunergy Cell Company Limited, a Vietnamese company, (“TOYO Solar”, together with PubCo, Merger Sub and SinCo, the “Group Companies”, or each individually, a “Group Company”), Vietnam Sunergy Joint Stock Company, a Vietnam joint stock company (“VSUN”), Fuji Solar, WA Global Corporation, a Cayman Islands exempted company (“WAG”), Belta Technology Company Limited, a Cayman Islands exempted company (“Belta”), and BestToYo Technology Company Limited, a Cayman Islands exempted company (“BestToYo”).

The Amendment to the Merger Agreement was entered into to reflect the restructuring of PubCo. Fuji Solar, as the sole shareholder of PubCo, transferred all of the ordinary shares of PubCo (“PubCo Ordinary Shares”) held by Fuji Solar to WAG and Belta, and Belta then further transferred a certain number of PubCo Ordinary Shares to BestToYo, each at a transfer price of US$0.0001 per share (collectively, the “PubCo Shareholder Transfer”), as a result of which WAG holds 6,200 PubCo Ordinary Shares, Belta holds 2,450 PubCo Ordinary Shares, and BestToYo holds 1,350 PubCo Ordinary Shares, respectively, immediately following the PubCo Shareholder Transfer.

Each of WAG, Belta and BestToYo is a newly incorporated holding company wholly owned and controlled by the beneficial owners of Fuji Solar. The beneficial owners of Fuji Solar established WAG, Belta and BestToYo to reflect their indirect beneficial ownerships in PubCo through the equity interests of these three separate entities in PubCo. As of result of the PubCo Shareholder Transfer, WAG, Belta and BestToYo became the only three shareholders of PubCo. Immediately prior to the Merger Closing (as defined below) and consistent with the Merger Agreement, WAG, Belta and BestToYo will collectively hold 41,000,000 PubCo Ordinary Shares, with WAG holding 25,420,000 PubCo Ordinary Shares, Belta holding 10,045,000 PubCo Ordinary Shares and BestToYo holding 5,535,000 PubCo Ordinary Shares, respectively (such transactions, the “PubCo Pre-Closing Restructuring”). The parties to the Amendment to the Merger Agreement also entered into a Joinder Agreement (the “Joinder Agreement”) in connection with the PubCo Pre-Closing Restructuring.

Pursuant to the Amendment to the Merger Agreement, (a) the Group Companies, VSUN, Fuji Solar, WAG, Belta and BestToYo shall consummate a series of transactions involving the Group Companies, including (A) PubCo acquiring one hundred percent (100%) of the issued and paid-up share capital of SinCo from Fuji Solar at an aggregate consideration of SGD1.00 (such transaction, the “Share Exchange”), and (B) SinCo acquiring one hundred percent (100%) of the issued and outstanding shares of capital stock of TOYO Solar from VSUN at an aggregate consideration of no less than US$50,000,000 (the “SinCo Acquisition,” and together with the Share Exchange, the “Pre-Merger Reorganization”), as a result of which (i) SinCo shall become a wholly-owned subsidiary of PubCo, (ii) TOYO Solar shall become a wholly-owned subsidiary of SinCo; and (iii) WAG, Belta and BestToYo (collectively, the “Sellers”) shall become the only shareholders of PubCo, and (b) following the consummation of the Pre-Merger Reorganization, the Company shall merge with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Merger”), as a result of which, among other things, all of the issued and outstanding securities of the Company immediately prior to the filing of the plan of merger with respect to the Merger (the “Plan of Merger”) to the Registrar of Companies of the Cayman Islands, or such later time as may be specified in the Plan of Merger (the “Merger Effective Time”) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holders thereof to receive substantially equivalent securities of PubCo, in each case, upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the provisions of the Companies Act (Revised) of the Cayman Islands and other applicable laws. The Merger, the Pre-Merger Reorganization and each of the other transactions contemplated by the Merger Agreement or any of the other relevant transactional documents are collectively referred to as “Transactions.” The Amendment to the Merger Agreement and the Pre-Closing Restructuring will have no substantive effect on the Merger, the Plan of Merger or the Merger Closing.

As a result of the Amendment to the Merger Agreement and the Joinder Agreement, each of WAG, Belta and BestToYo became a Shareholder (as defined in the Merger Agreement) and a Seller, and is subject to representations, warranties and covenants under the Merger Agreement that are substantially equivalent to those made by Fuji Solar under the Merger Agreement prior to the Amendment to the Merger Agreement. There are no changes to the conditions to consummate the Transactions as a result of the Amendment to the Merger Agreement.

Pursuant to the Amendment to the Merger Agreement, at or prior to the closing of the Merger (the “Merger Closing”), an aggregate of 13,000,000 PubCo Ordinary Shares held by the Sellers (the “Earnout Shares”), consisting of 8,060,000 PubCo Ordinary Shares held by WAG, 3,185,000 PubCo Ordinary Shares held by Belta and 1,755,000 PubCo Ordinary Shares held by BestToYo, respectively, will be deposited with an escrow agent in a segregated escrow account (the “Earnout Escrow Account”) pursuant to an escrow agreement effective upon the Merger Closing and will be released from the Earnout Escrow Account and delivered to the Sellers as following:

a.	Following the Merger, if the net profit of PubCo for the fiscal year ending December 31, 2024 as shown on the audited financial statements of PubCo for the fiscal year ending December 31, 2024 (such net profit, the “2024 Audited Net Profit”) is no less than US$41,000,000, the Earnout Shares shall immediately become vested in full and be released from the Earnout Escrow Account to the Sellers, pro rata; and

b.	If the 2024 Audited Net Profit is less than US$41,000,000, then (X) the portion of the Earnout Shares in number equal to (i) the quotient of (a) the 2024 Audited Net Profit divided by (b) US$41,000,000, multiplied by (ii) 13,000,000 PubCo Ordinary Shares, rounded up to the nearest whole number, shall become immediately vested and be released from the Earnout Escrow Account to the Sellers, pro rata, and (Y) the remaining portion of the Earnout Shares shall be surrendered or otherwise delivered by the Sellers to PubCo, pro rata, for no consideration or nominal consideration and cancelled by PubCo.

Relevant Documents

In connection with the Amendment to the Merger Agreement and PubCo Pre-Closing Restructuring, the parties amended other agreements entered into or to be entered into pursuant to the Merger Agreement (the “Related Agreements”). This section describes the material amendments to the Related Agreements, but does not purport to describe all of the terms thereof. The following summary is qualified in its entirety by reference to the complete text of each of the Related Agreements, copies of each of which are attached hereto as exhibits. Shareholders and other interested parties are urged to read such Related Agreements in their entirety.

Amended and Restated Shareholder Lock-up and Support Agreement

In connection with the Amendment to the Merger Agreement and the PubCo Pre-Closing Restructuring, on February 29, 2024, the Company, PubCo, Fuji Solar, WAG, Belta and BestToYo entered into an amended and restated Shareholder Lock-up and Support Agreement (the “A&R Shareholder Lock-up and Support Agreement”) to amend and restate the Shareholder Lock-up and Support Agreement by and among SPAC, PubCo and Fuji Solar dated August 10, 2023, as further amended on December 6, 2023. Pursuant to A&R Shareholder Lock-up and Support Agreement, each of WAG, Belta and BestToYo has agreed not to, except as set for therein, among other things, transfer any of the Subject Shares (as defined in the A&R Shareholder Lock-Up and Support Agreement) (such shares, the “Sellers Subject Shares”) or grant any proxies or enter into any voting arrangements with respect to the Sellers Subject Shares.

Further, each of WAG, Belta and BestToYo has irrevocably agreed not to transfer any Shareholder Lock-Up Securities (as defined in the A&R Shareholder Lock-Up and Support Agreement) or engage in any short sales with respect to any securities of PubCo during the Shareholder Lock-Up Period (as defined in the A&R Shareholder Lock-Up and Support Agreement).

Revisions to the Form of Sponsor Lock-Up Agreement

In connection with the Amendment to the Merger Agreement, the Sponsor and PubCo agreed to revise the form of the Sponsor Lock-Up Agreement attached as Exhibit C to the Merger Agreement to reflect the addition of the parties, WAG, Belta and BestToYo, to the Merger Agreement.

Revisions to the Form of Registration Rights Agreement

In connection with the Amendment to the Merger Agreement, the parties to the Merger Agreement also agreed to revise the form of the Registration Rights Agreement attached as Exhibit D to the Merger Agreement to reflect the Amendment to the Merger Agreement and the PubCo Pre-Closing Restructuring.

Revisions to the Form of Warrant Assumption Agreement

In connection with the Amendment to the Merger Agreement, the parties to the Merger Agreement also agreed to revise certain terms of the form of the Warrant Assumption Agreement to reflect the Amendment to the Merger Agreement.

PIPE Agreement

On March 6, 2024, the Company entered into a share purchase agreement (the “PIPE Purchase Agreement”) with PubCo and a certain investor, NOTAM Co., Ltd., a Japanese corporation (“NOTAM”), in connection with the Transactions. Pursuant to the PIPE Purchase Agreement, NOTAM agrees to purchase a total of 600,000 Class A Ordinary Shares of the Company (the “PIPE Shares”), at a purchase price of $10.00 per share, for an aggregate purchase price of $6,000,000 (the “PIPE Purchase Price”). Upon the written notice of the Company, at least three (3) business days prior to the reasonably expected closing date of the Transactions provided in such notice, NOTAM will deliver or cause to be delivered the PIPE Purchase Price into an escrow account with Continental Stock Transfer & Trust Company, as the escrow agent (the “Escrow Agent”).

The closing of the sale of the PIPE Shares (the “PIPE Closing”) will be held on the same date and immediately prior to the closing of the Transactions. At the PIPE Closing, the Company will issue and deliver to NOTAM the PIPE Shares against the release of the PIPE Purchase Price by the Escrow Agent to the Company. If the closing of the Transactions does not occur or if the PIPE Shares are not converted into Converted PIPE Shares (as defined below) within thirty (30) days after the PIPE Purchase Price is delivered to the Escrow Agent, the Escrow Agent will automatically return to NOTAM the PIPE Purchase Price.

Pursuant to the Merger Agreement, each ordinary share of the Company, including the PIPE Shares, issued and outstanding immediately prior to the Merger Effective will automatically be converted into the right to receive one (1) PubCo Ordinary Shares (“Converted PIPE Shares”). NOTAM is entitled to make up to two (2) demands that PubCo register such Converted PIPE Shares, if and only if the Converted PIPE Shares are not registered on a registration statement on Form F-4 containing a prospectus/proxy statement relating to the Transactions to be filed by PubCo with the SEC. In addition, NOTAM has certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the Transactions. PubCo will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Shareholder Meeting

On April 15, 2024, the Company issued a press release announcing that it postponed the extraordinary general meeting of its shareholders (the “Business Combination Meeting”) pending the Post-Effective Amendment (as defined below) in connection with the Transactions.

Prior to the Business Combination Meeting, PubCo intends to file with the U.S. Securities and Exchange Commission (the “SEC”) and make available to the Company’s shareholders, a post-effective amendment to the Registration Statement on Form F-4 of PubCo, as amended (File No. 333-277779) (the “Registration Statement,” and such amendment, the “Post-Effective Amendment”), which includes the proxy statement, as amended (the “Proxy Statement,” and such amendment, the “Proxy Statement Amendment”). The Post-Effective Amendment will include financial statements of TOYO Solar as of and for the year ended December 31, 2023.

The Transactions continue to progress and are expected to be completed after the Business Combination Meeting, subject to the satisfaction of all other closing conditions. Following the completion of the Transactions, the combined company will operate as TOYO Co., Ltd and is expected to be listed on the Nasdaq Capital Market under the ticker “TOYO.”

In anticipation of filing of the Post-Effective Amendment with the SEC, the Company postponed the Business Combination Meeting originally scheduled to be held on April 23, 2024, at 9:00 a.m., Eastern Time and will discard the votes previously received accordingly. After the Post-Effective Amendment is declared effective by the SEC, the Company will mail the Proxy Statement Amendment when available to its shareholders as of a record date established for voting on the proposed Business Combination and recollect the vote on the proposals as provided in the Proxy Statement Amendment.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2024 were organizational activities and those necessary to prepare for the IPO, search for a target company, and effectuate the Transactions with TOYO Solar. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2024, we had net income of $212,762, which consisted of interest and dividend earned on investment held in Trust Account and interest income of $511,845 offset by formation and operations costs of $299,083.

For the three months ended March 31, 2023, we had net income of $882,620, which consisted of dividend earned on investment held in Trust Account and interest income of $1,002,180 offset by formation and operations costs of $119,560.

For the nine months ended March 31, 2024, we had net income of $849,949, which mainly consisted of interest and dividend earned on investment held in the Trust Account and interest income of $1,672,134 offset by formation and operations costs of $822,185.

For the nine months ended March 31, 2023, we had net income of $1,571,322, which mainly consisted of dividend earned on investment held in the Trust Account and interest income of $2,207,606 offset by formation and operations costs of $636,292.

Liquidity and Capital Resources

As of March 31, 2024, we had cash outside the Trust Account of $3,036 available for working capital needs. All remaining cash is held in the Trust Account and is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem the ordinary shares. As of March 31, 2024, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

As of March 31, 2024, we had cash of $3,036 and a working deficit of $2,931,090. We have incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the working capital loans. In addition, if we are unable to complete a Business Combination within the combination period by June 2, 2024 (or up to November 2, 2024, if extended), unless further extended, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the combination period by June 2, 2024 (or up to November 2, 2024, if extended), unless further extended. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

For the nine months ended March 31, 2024, net cash used in operating activities was $791,131, which resulted from non-cash interest and dividend earned on investment held in Trust Account of $1,672,126, and increase in prepaid expenses of $6,193, and offset by net income of $915,993, increase in accounts payable and accrued expenses of $6,515, and increase in due to related parties of $30,724.

For the nine months ended March 31, 2023, net cash used in operating activities was $596,564, which resulted from non-cash dividend earned on investment held in Trust Account of $2,207,606, and decrease in accounts payable and accrued expenses of $186, and offset by net income of $1,571,322, decrease in prepaid expenses of $29,750, and increase in due to related parties of $10,156.

For the nine months ended March 31, 2024, net cash provided by investing activities was $28,825,912, which resulted from the withdrawals of investment held in Trust Account of $29,305,912 offset by the purchases of investment held in Trust Account of $480,000.

For the nine months ended March 31, 2023, net cash used in investing activities was $920,000, which resulted from the purchases of investment held in Trust Account of $920,000.

For the nine months ended March 31, 2024, net cash used in financing activities was $28,032,491, which resulted from the redemption of Class A Ordinary Shares of $29,305,912 offset by the proceeds from issuance of promissory notes to a third party of $590,088, the proceeds from issuance of promissory notes to a related party of $590,088 and withdrawals from our Escrow Account of $500,000.

For the nine months ended March 31, 2023, net cash provided by financing activities was $1,245,000, which resulted from the proceeds from issuance of promissory notes to a related party of $1,245,000.

Promissory Notes

In November 2022, July 2023, November 2023 and April 2024, the Company had issued a total of five unsecured promissory notes (the “Sponsor Notes”) in a total principal amount of $1,270,000 to the Sponsor. The proceeds of the Sponsor Notes may be drawn down from time to time until the Company consummates its initial Business Combination, will be used as general working capital purposes.

In December 2023, the Company issued the Fuji Expenses Note in a principal amount of $33,333 to Fuji Solar for its advancement of one-third (1/3) of the Valuation Firm Expenses pursuant to the Merger Agreement.

From January 2023 to May 2024, a total of $1,968,648 had been deposited in the Trust Account for extension of the Company’s timeline to complete a Business Combination (the “Extension Fee”), which have enabled the Company to extend the period of time it has to consummate its initial Business Combination up to June 2, 2024. The Company has issued fifteen unsecured promissory notes for the payment of Extension Fees in the total amount of $1,968,648, among which ten were issued to the Sponsor for the total principal amount of $1,698,648 and four were issued to Fuji Solar (as defined below) for the total principal amount of $210,000 and one was issued to ZENIN, one of the shareholders of the Sponsor, for a total principal amount of $60,000. The proceeds of the Extension Notes were deposited into the Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination.

The Extension Notes together with the Sponsor Notes and the Fuji Expenses Note (collectively refer herein as “Promissory Notes”) issued to the Sponsor, Fuji Solar and ZENIN, respectively, have the same payment and conversion term as discussed below.

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

As of March 31, 2024 and June 30, 2023, the Company had borrowings of $2,645,506 and $1,872,085 under the Promissory Notes, respectively.

Due to Related Parties

From time to time, Mr. Liang Shi, the Company’s Director, Chief Executive Officer, Secretary and Chairman, would incur travel costs to search for targets. As of March 31, 2024 and June 30, 2023, due to Mr. Liang Shi amounted to $4,228 and $3,504, respectively.

Administrative Services Agreement

The Company is obligated, commencing from the effective date of the IPO to pay the Sponsor, a monthly fee of $10,000 for general and administrative services. This agreement was signed by the Company and the Sponsor on January 31, 2022 and it will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $30,000 in each of the three months ended March 31, 2024 and 2023. The Company has recognized operating costs under the Administrative Services Agreement in the amount of $90,000 in each of the nine months ended March 31, 2024 and 2023. As of March 31, 2024 and June 30, 2023, the Company had $90,000 and $60,000, respectively, accrued under the Administrative Services Agreement due to the Sponsor.

Off-Balance Sheet Financing Arraignments

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2024, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Cash and Investment held in Trust Account

At March 31, 2024, the assets held in the Trust Account were held in cash in an interest-bearing bank demand deposit account.

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

Class A ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares classified as shareholders’ equity.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted earnings per share by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The adoption of ASU 2020-06 on July 1, 2022 did not have a material effect on our unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On April 1, 2024, the Company issued the Sponsor Note A in the principal amount of $180,000 to the Sponsor. The proceeds of the Sponsor Note, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be used as general working capital purposes.

On April 19, 2024, the Company issued the Sponsor Note B in the principal amount of up to $320,000 to the Sponsor. The proceeds of the Sponsor Note B, which may be drawn down from time to time until the Company consummates its initial Business Combination, will be drawn from time to time for general working capital purposes.

From January 1, 2024 to the date hereof, the Company issued a total of four (4) Extension Notes, of which one (1) was issued to the Sponsor in a total principal amount of $60,000 on March 1, 2024 and two (2) were issued to Fuji Solar in a total principal amount of $120,000 on February 6, 2024 and April 1, 2024, and one (1) was issued to ZENIN in a total principal amount of $60,000 on May 2, 2024, respectively. The proceeds of the Extension Notes were deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination up to June 2, 2024. As of the date hereof, the Company has issued the Extension Notes in the aggregate principal amount of $1,968,648.

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

On March 6, 2024, the Company entered into the PIPE Purchase Agreement with PubCo NOTAM, in connection with the Transactions. Pursuant to the PIPE Purchase Agreement, NOTAM agrees to purchase a total of 600,000 PIPE Shares, at a purchase price of $10.00 per share, for an aggregate PIPE Purchase Price of $6,000,000.

The issuance of the PIPE Shares to NOTAM will not be registered under the Securities Act of 1933, as amended, and is in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation S promulgated thereunder.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Amendment No. 3 to the Merger Agreement dated February 29, 2024, by and among Blue World Acquisition Corporation, TOYO Co., Ltd, TOYOone Limited, TOPTOYO INVESTMENT PTE. LTD., Vietnam Sunergy Cell Company Limited, Vietnam Sunergy Joint Stock Company, Fuji Solar Co., Ltd., Belta Technology Company Limited, WA Global Corporation and BestToYo Technology Company Limited. (incorporated herein by reference to Exhibit 2.1 to Form 8-K as filed with the Securities and Exchange Commission on March 4, 2024).
2.2	Joinder Agreement dated February 29, 2024, by and among Blue World Acquisition Corporation, TOYO Co., Ltd, TOYOone Limited, TOPTOYO INVESTMENT PTE. LTD., Vietnam Sunergy Cell Company Limited, Vietnam Sunergy Joint Stock Company, Fuji Solar Co., Ltd., Belta Technology Company Limited, WA Global Corporation and BestToYo Technology Company Limited. (incorporated herein by reference to Exhibit 2.2 to Form 8-K as filed with the Securities and Exchange Commission on March 4, 2024).
3.1	Amended and Restated Memorandum and Articles of Associate, dated March 26, 2024. (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on March 29, 2024).
10.1	Amendment to the Shareholder Lock-up and Support Agreement dated February 29, 2024, by and among Blue World Acquisition Corporation, TOYO Co., Ltd, and Fuji Solar Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 4, 2024).
10.2	Form of Sponsor Lock-Up Agreement (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on March 4, 2024).
10.3	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on March 4, 2024).
10.4	Form of Assignment, Assumption and Amended & Restated Warrant Agreement (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on March 4, 2024).
10.5	Extension Promissory Note, dated March 1, 2024, issued by Blue World Acquisition Corporation to Blue World Holdings Limited (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 1, 2024).
10.6	PIPE Purchase Agreement dated March 6, 2024, by and among Blue World Acquisition Corporation, TOYO Co., Ltd, and NOTAM Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 8, 2024).
10.7	Amendment to the Investment Management Trust Agreement dated March 26, 2024, between the Company and Continental Stock Transfer & Trust Company. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on March 29, 2024).
10.8	Extension Promissory Note, dated April 1, 2024, issued by Blue World Acquisition Corporation to Fuji Solar Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on April 3, 2024).
10.9	Promissory Note, dated April 1, 2024, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on April 3, 2024).
10.10	Promissory Note, dated April 19, 2024, issued by Blue World Acquisition Corporation to Blue World Holdings Limited. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on April 19, 2024).
10.11	Extension Promissory Note, dated May 2, 2024, issued by Blue World Acquisition Corporation to ZENIN INVESTMENTS LIMITED. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on May 3, 2024).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE WORLD ACQUISITION CORPORATION

Date: May 15, 2024	By:	/s/ Liang Shi
Liang Shi
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tianyong Yan
Tianyong Yan
Chief Financial Officer (Principal Financial and Accounting Officer)